Form 10-Q
period 2020-03-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2020-05-08
CIK 1006269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from___________ to _____________

Commission File Number 1-14180

Loral Space & Communications Inc.

(Exact name of registrant as specified in its charter)

Delaware	87‑0748324
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

600 Fifth Avenue, New York, New York	10020
(Address of principal executive offices)	(Zip Code)

(212) 697‑1105

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Voting Common stock, $.01 par value	LORL	Nasdaq Global Select Market

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

As of May 6, 2020, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2020

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$255,198	$259,067
Income tax refund receivable	1,193	576
Other current assets	1,600	1,322
Total current assets	257,991	260,965
Right-of-use asset	831	988
Income tax refund receivable, non-current	—	387
Investments in affiliates	4,173	90,184
Deferred tax assets	36,301	37,945
Other assets	340	341
Total assets	$299,636	$390,810

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$1,132	$2,611
Other current liabilities	2,204	2,883
Total current liabilities	3,336	5,494
Pension and other post-retirement liabilities	17,061	17,447
Other liabilities	19,265	17,842
Total liabilities	39,662	40,783
Commitments and contingencies
Shareholders' Equity:
Preferred stock, 0.01 par value; 10,000,000 shares authorized, no shares	—	—
issued and outstanding
Common Stock:
Voting common stock, 0.01 par value; 50,000,000 shares authorized,
21,581,572 issued	216	216
Non-voting common stock, 0.01 par value; 20,000,000 shares authorized
9,505,673 issued and outstanding	95	95
Paid-in capital	1,019,988	1,019,988
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(727,109)	(605,766)
Accumulated other comprehensive loss	(23,624)	(54,914)
Total shareholders' equity	259,974	350,027
Total liabilities and shareholders' equity	$299,636	$390,810

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
General and administrative expenses	$(1,648)	$(1,803)
Operating loss	(1,648)	(1,803)
Interest and investment income	937	1,602
Interest expense	(5)	(5)
Other expense	(1,437)	(1,216)
Loss before income taxes and equity in net (loss) income of affiliates	(2,153)	(1,422)
Income tax provision	(2,116)	(2,066)
Loss before equity in net (loss) income of affiliates	(4,269)	(3,488)
Equity in net (loss) income of affiliates	(117,074)	42,004
Net (loss) income	(121,343)	38,516
Other comprehensive income (loss), net of tax	31,290	(6,406)
Comprehensive (loss) income	$(90,053)	$32,110

Net (loss) income per share:
Basic	$(3.92)	$1.25
Diluted	$(3.92)	$1.23

Weighted average common shares outstanding:
Basic	30,933	30,933
Diluted	30,933	31,008

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2019	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(695,521)	$(17,620)	$297,566
Net income								38,516
Other comprehensive loss									(6,406)
Comprehensive income										32,110
Balance, March 31, 2019	21,582	216	9,506	95	1,019,988	154	(9,592)	(657,005)	(24,026)	329,676
Net income								51,239
Other comprehensive loss									(30,888)
Comprehensive income										20,351
Balance, December 31, 2019	21,582	216	9,506	95	1,019,988	154	(9,592)	(605,766)	(54,914)	350,027
Net loss								(121,343)
Other comprehensive income									31,290
Comprehensive loss										(90,053)
Balance, March 31, 2020	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(727,109)	$(23,624)	$259,974

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Operating activities:
Net (loss) income	$(121,343)	$38,516
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash operating items (Note 2)	118,945	(40,300)
Changes in operating assets and liabilities:
Other current assets	(278)	(575)
Accrued employment costs and other current liabilities	(1,498)	(1,328)
Income tax refund receivable	(903)	3,021
Pension and other post-retirement liabilities	(386)	81
Other liabilities	1,594	447
Net cash used in operating activities	(3,869)	(138)
Cash, cash equivalents and restricted cash (Note 2) — period decrease	(3,869)	(138)
Cash, cash equivalents and restricted cash (Note 2) — beginning of year	259,371	257,251
Cash, cash equivalents and restricted cash — end of period	$255,502	$257,113

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2019 balance sheet has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the SEC.

Investments in Affiliates

Our ownership interest in Telesat is accounted for using the equity method of accounting under U.S. GAAP. Telesat’s financial statements are prepared in accordance with international financial reporting standards (“IFRS”). To allow our reporting of our investment in Telesat under U.S. GAAP, Telesat provides us with a reconciliation of its financial statements from IFRS to U.S. GAAP. Income and losses of Telesat are recorded based on our economic interest. The contribution of Loral Skynet, a wholly owned subsidiary of Loral prior to its contribution to Telesat in 2007, was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income of Telesat. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”) and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets. Non-refundable cash distributions received from Telesat in excess of our initial investment

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

and our share of cumulative equity in comprehensive income of Telesat, net of cash distributions received in prior periods, are recorded as equity in net income of Telesat (“Excess Cash Distribution”) since we have no obligation to provide future financial support to Telesat. After receiving an Excess Cash Distribution, we do not record additional equity in net income of Telesat until our share of Telesat’s future net income exceeds the Excess Cash Distribution. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. We had no guarantees or other funding obligations for our equity method investments as of March 31, 2020 and December 31, 2019. We use the nature of distribution approach to classify distributions from equity method investments on the statements of cash flows. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is other‑than-temporary.

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

Cash, Cash Equivalents and Restricted Cash

As of March 31, 2020, the Company had $255.2 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

As of March 31, 2020 and December 31, 2019, the Company had restricted cash of $0.3 million, representing the amount pledged as collateral to the issuer of a standby letter of credit (the “LC”). The LC, which expires in August 2021, has been provided as a guaranty to the lessor of our corporate offices.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the condensed consolidated statement of cash flows (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$255,198	$259,067
Restricted cash included in other assets	304	304
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$255,502	$259,371

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. As of March 31, 2020, our cash and cash equivalents were invested primarily in two liquid Government AAA money market funds. As of December 31, 2019, our cash and cash equivalents were invested primarily in several liquid Prime and Government AAA money market funds. Such funds are not insured by the Federal Deposit Insurance Corporation. The dispersion across funds reduces the exposure of a default at any one fund.  As a result, management believes that its potential credit risks are minimal.

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

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value on a recurring and non-recurring basis (in thousands):

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$251,244	$—	$—	$256,915	$—	$—
Other current assets:
Indemnification - Sale of SSL	—	—	598	—	—	598
Liabilities
Other liabilities:
Indemnification - Globalstar do Brasil S.A.	$—	$—	$145	$—	$—	$145

The carrying amount of money market funds approximates fair value as of each reporting date because of the short maturity of those instruments.

The Company did not have any non-financial assets or non-financial liabilities that were recognized or disclosed at fair value as of March 31, 2020 and December 31, 2019.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU No. 2018-13 eliminates, amends, and adds disclosure requirements to improve the effectiveness of fair value measurement disclosures. While certain amendments are to be applied prospectively, all other amendments are to be applied retrospectively to all periods presented. The new guidance, adopted by the Company on January 1, 2020, did not have a material impact on our condensed consolidated financial statements.

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

Subsequent Event

On April 30, 2020, our Board of Directors declared a special dividend of $5.50 per share for an aggregate dividend of approximately $170.5 million. The special dividend is payable on May 28, 2020 to holders of record of Loral voting and non-voting common stock as of the close of business on May 14, 2020.

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Non-cash operating items:
Equity in net loss (income) of affiliates	$117,074	$(42,004)
Deferred taxes	1,569	1,464
Depreciation and amortization	1	6
Right-of-use asset, net of lease liability	(1)	4
Amortization of prior service credit and actuarial loss	302	230
Net non-cash operating items	$118,945	$(40,300)
Supplemental information:
Interest paid	$5	$5
Income tax refunds	$178	$2,980
Income tax payments	$63	$101

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Equity in
	Pension and	Telesat-related	Accumulated
	Other	Other	Other
	Post-retirement	Comprehensive	Comprehensive
	Benefits	Loss	Loss
Balance, January 1, 2019	$(14,656)	$(2,964)	$(17,620)

Other comprehensive loss before reclassification	(2,307)	(35,783)	(38,090)
Amounts reclassified from accumulated other comprehensive loss	796	—	796
Net current-period other comprehensive income	(1,511)	(35,783)	(37,294)
Balance, December 31, 2019	(16,167)	(38,747)	(54,914)

Other comprehensive income before reclassification	—	31,051	31,051
Amounts reclassified from accumulated other comprehensive loss	239	—	239
Net current-period other comprehensive income	239	31,051	31,290
Balance, March 31, 2020	$(15,928)	$(7,696)	$(23,624)

The components of other comprehensive income (loss) and related tax effects are as follows (in thousands):

	Three Months Ended March 31,
	2020				2019
	Before-Tax		Tax	Net-of-Tax	Before-Tax		Tax (Provision)	Net-of-Tax
	Amount		Provision	Amount	Amount		Benefit	Amount
Amortization of prior service credits
and net actuarial loss	$302	(a)	$(63)	$239	$230	(a)	$(48)	$182
Equity in Telesat-related other
comprehensive income (loss)	31,063		(12)	31,051	(6,589)		1	(6,588)
Other comprehensive income (loss)	$31,365		$(75)	$31,290	$(6,359)		$(47)	$(6,406)

(a)Reclassifications are included in other expense.

4. Other Current Assets

Other current assets consists of (in thousands):

	March 31,	December 31,
	2020	2019
Indemnification receivable from SSL for pre-closing taxes (see Note 13)	$598	$598
Due from affiliates	96	186
Prepaid expenses	790	164
Other	116	374
	$1,600	$1,322

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	March 31,	December 31,
	2020	2019
Telesat	$4,173	$90,184

Equity in net (loss) income of affiliates consists of (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Telesat	$(117,074)	$42,004

Telesat

As of March 31, 2020 and December 31, 2019, we held a 62.7% economic interest and a 32.6% voting interest in Telesat. We use the equity method of accounting for our majority economic interest in Telesat because we own 32.6% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. We have also concluded that Telesat is not a variable interest entity for which we are the primary beneficiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.

In addition to recording our share of equity in net loss of Telesat, we also recorded our share of equity in other comprehensive income of Telesat of $31.1 million for the three months ended March 31, 2020.

In the third quarter of 2019, we recorded an out-of-period correction to decrease our investment in Telesat and increase other comprehensive loss by $22.1 million. This non-cash adjustment was made to record the cumulative translation adjustment on our investment in Telesat from November 2007, when we first acquired our ownership interest in Telesat, to December 31, 2018. The adjustment resulted from translating our share of Telesat’s equity from Canadian dollars to U.S. dollars at historical foreign exchange rates in accordance with ASC 830, Foreign Currency Matters, as required by ASC 323, Investments – Equity Method and Joint Ventures. Previously, we translated our share of Telesat’s equity from Canadian dollars to U.S. dollars at current foreign exchange rates at each balance sheet date.  This adjustment had no effect on our equity in net income (loss) of Telesat for any current or prior reporting period.  The Company has not revised its financial statements for prior periods for this adjustment, including for the three months ended March 31, 2019, based on its belief that the effect of such adjustment is not material to the financial statements taken as a whole.

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

The ability of Telesat to pay dividends or certain other restricted payments in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Telesat’s credit agreement governing its senior secured credit facilities limits, among other items, Telesat’s ability to incur debt and make dividend payments if the total leverage ratio (“Total Leverage Ratio”) is above 4.50:1.00, with certain exceptions. As of March 31, 2020, Telesat’s Total Leverage Ratio was 5.10:1.00. Telesat is, however, permitted to pay annual consulting fees of $5.0 million to Loral in cash (see Note 14).

The following table presents summary financial data for Telesat in accordance with U.S. GAAP as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Balance Sheet Data:
Current assets	$934,012	$877,294
Total assets	3,938,886	4,130,337
Current liabilities	143,850	124,217
Long-term debt, including current portion	2,834,182	2,836,700
Total liabilities	3,468,535	3,504,594
Shareholders’ equity	470,351	625,743

	Three Months Ended
	March 31,
	2020	2019
Statement of Operations Data:
Revenues	$158,565	$167,644
Operating expenses	(35,855)	(40,569)
Depreciation and amortization	(45,417)	(51,208)
Other operating expense	(167)	(55)
Operating income	77,126	75,812
Interest expense	(41,547)	(46,843)
Foreign exchange (loss) gain	(221,643)	52,469
Loss on financial instruments	(7,005)	(15,112)
Other income	4,078	3,834
Income tax benefit (provision)	682	(4,555)
Net (loss) income	$(188,309)	$65,605

Other

We own 56% of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. We have also concluded that XTAR is not a variable interest entity for which we are the primary beneficiary. As of March 31, 2020 and December 31, 2019, the carrying value of our investment in XTAR was zero. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment was reduced to zero and we have no commitment to provide further financial support to XTAR.

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

As of March 31, 2020 and December 31, 2019, the Company also held an indirect ownership interest in a foreign company that currently serves as the exclusive service provider for Globalstar service in Mexico. The Company accounts for this ownership interest using the equity method of accounting. As of March 31, 2020 and December 31, 2019,  the carrying value of this investment was zero. Loral has written-off its investment in this company and has no future funding requirements relating to this investment. Accordingly, there is no requirement for us to provide for our allocated share of this company’s net losses. This company is currently in the process of dissolution and liquidation in Mexico, and Loral believes that it will not have any liability associated with this company upon completion of this process.

6. Other Current Liabilities

Other current liabilities consists of (in thousands):

	March 31,	December 31,
	2020	2019
Operating lease liability	$665	$652
Due to affiliate	129	5
Accrued professional fees	1,282	1,419
Pension and other post-retirement liabilities	77	77
Income taxes payable	—	673
Accrued liabilities	51	57
	$2,204	$2,883

7. Income Taxes

The following summarizes our income tax provision (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Current income tax provision	$(547)	$(602)
Deferred income tax provision	(1,569)	(1,464)
Income tax provision	$(2,116)	$(2,066)

For the three month periods ended March 31, 2020 and 2019, our income tax provision is computed by applying an expected effective annual tax rate against the pre-tax results for each period (after adjusting for certain tax items that are discrete to each period). The current income tax provision for each period includes our anticipated income tax liability related to GILTI from Telesat and our provision for UTPs. The deferred income tax provision for each period includes the impact of equity in net (loss) income of affiliates from our condensed consolidated statement of operations and the periodic effect of our accounting for GILTI.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

To the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

The following summarizes amounts for UTPs included in our income tax provision (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Current provision for UTPs	$(476)	$(460)
Deferred benefit for UTPs	100	93
Tax provision for UTPs	$(376)	$(367)

As of March 31, 2020, we had unrecognized tax benefits relating to UTPs of $43 million. The Company recognizes interest and penalties related to income taxes in income tax expense on a quarterly basis. As of March 31, 2020, we have accrued no penalties and approximately $2.5 million for the potential payment of tax-related interest.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2014. Earlier years related to certain foreign jurisdictions remain subject to examination. To the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. Pursuant to the purchase agreement for the sale of SSL, we are obligated to indemnify SSL for certain taxes related to periods prior to the closing of the transaction.

As of March 31, 2020, if our positions are sustained by the taxing authorities, the Company’s income tax provision would be reduced by approximately $7.7 million. We do not anticipate any significant change to our unrecognized tax benefits during the next twelve months.

8. Other Liabilities

Other liabilities consists of (in thousands):

	March 31,	December 31,
	2020	2019
Operating lease liability	$174	$345
Indemnification liabilities - other (see Note 13)	145	145
Liabilities for uncertain tax positions	18,946	17,352
	$19,265	$17,842

9. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) which allowed for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards, had a ten-year term and has expired. The Company granted 75,262 restricted stock units under the Stock Incentive Plan that are vested, do not expire and remained unconverted as of March 31, 2020 and December 31, 2019.

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

The following table presents the dilutive impact of Telesat stock options on Loral’s reported net income for the purpose of computing diluted earnings per share (in thousands):

Three Months Ended
March 31, 2019
Net income — basic	$38,516
Less: Adjustment for dilutive effect of Telesat stock options	(254)
Net income — diluted	$38,262

Telesat stock options are excluded from the calculation of diluted loss per share for the three months ended March 31, 2020 as the effect would be antidilutive.

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

For the three months ended March 31, 2020, the following unconverted restricted stock units are excluded from the calculation of diluted loss per share as the effect would have been antidilutive (in thousands):

Three Months Ended
March 31, 2020
Unconverted restricted stock units	75

11. Pensions and Other Employee Benefit Plans

The following tables provide the components of net periodic cost for our qualified retirement plan (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three months ended March 31, 2020 and 2019 (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Service cost (1)	$181	$178	$—	$—
Interest cost (2)	440	510	4	5
Expected return on plan assets (2)	(669)	(607)	—	—
Amortization of net actuarial loss (gain) (2)	303	231	(1)	(1)
Net periodic cost	$255	$312	$3	$4

(1)Included in general and administrative expenses.

(2)Included in other expense.

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

Derivatives and Hedging Transactions

There were no derivative instruments as of March 31, 2020 and December 31, 2019.

13. Commitments and Contingencies

Financial Matters

In 2012, we sold our former subsidiary, SSL, to MDA Communications Holdings, Inc., a subsidiary of Maxar Technologies Inc. (formerly known as MacDonald, Dettwiler and Associates Ltd.) (“MDA”) pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA and its affiliates from liabilities with respect to certain pre-closing taxes. Our condensed consolidated balance sheets include an indemnification refund receivable of $0.6 million as of March 31, 2020 and December 31, 2019. Certain tax assessments against SSL for 2007 to 2010 have been settled, resulting in our having received during the second and third quarters of 2019 refunds of prior indemnification payments totaling $1.8 million. The remaining receivable as of March 31, 2020 represents payments to date over the estimated fair value of the remaining liability for our indemnification of SSL pre-closing taxes where the final amounts have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Our condensed consolidated balance sheets include liabilities of $0.1 million as of March 31, 2020 and December 31, 2019 for indemnification liabilities relating to the sale of GdB.

See Note 14 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities.

Lease Arrangements

We lease a facility and certain equipment under agreements expiring at various dates. We may renew, extend or modify the lease covering our facilities as needed. We have no sublease income in any of the periods presented.

We changed our method of accounting for leases in the first quarter of 2019 due to the adoption of ASC 842. We adopted ASC 842 as of January 1, 2019 using the modified retrospective transition method and elected to apply the transition as of the beginning of the period of adoption.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Lease costs expensed for the three months ended March 31, 2020 and 2019 were as follows (in thousands):

Lease Expense
Three months ended March 31, 2020	$174
Three months ended March 31, 2019	163

Lease payments for the three months ended March 31, 2020 were $0.2 million. The remaining lease term as of March 31, 2020 is 15 months and we used a discount rate of 7.5% to compute the lease liability. The right-of-use asset is being amortized over the life of the lease.

The following is a reconciliation of the lease liability to future lease payments as of March 31, 2020 (in thousands):

2020 (April 1, 2020 to December 31, 2020)	$526
2021	350
Total operating lease payments	876
Less: Interest	(37)
Operating lease liability	$839

Amounts recognized in Balance Sheet
Other current liabilities	$665
Other liabilities	174
$839

Legal Proceedings

We are not currently subject to any legal proceedings that, if decided adversely, could have a material adverse effect on our financial position or results of operations. In the future, however, we may become subject to legal proceedings and claims, either asserted or unasserted, that may arise in the ordinary course of business or otherwise.

14. Related Party Transactions

MHR Fund Management LLC

Mark H. Rachesky, President and Chief Investment Officer of MHR Fund Management LLC (“MHR”), and Janet T. Yeung, a principal and the General Counsel of MHR, are members of Loral’s board of directors.

Various funds affiliated with MHR and Dr. Rachesky held, as of March 31, 2020 and December 31, 2019, approximately 39.9% of the outstanding voting common stock and 58.4% of the combined outstanding voting and non-voting common stock of Loral.

Transactions with Affiliates

Telesat

As described in Note 5, we own a  62.7% economic interest and a  32.6% voting interest in Telesat and account for our ownership interest under the equity method of accounting.

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

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven-years with an automatic renewal for an additional seven-year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven-year term. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three‑month periods ended March 31, 2020 and 2019. For each of the three-month periods ended March 31, 2020 and 2019, Loral received payments in cash from Telesat, net of withholding taxes, of $1.2 million for consulting fees.

In connection with the acquisition of our ownership interest in Telesat in 2007, Loral retained the benefit of tax recoveries related to the transferred assets and indemnified Telesat (“Telesat Indemnification”) for certain liabilities, including Loral Skynet’s tax liabilities arising prior to January 1, 2007. The Telesat Indemnification includes certain tax disputes currently under review in various jurisdictions including Brazil. The Brazilian tax authorities challenged Loral Skynet’s historical characterization of its revenue generated in Brazil for the years 2003 to 2006. Telesat received and challenged, on Loral Skynet’s behalf, tax assessments from Brazil totaling approximately $0.7 million. The Company believes that Loral Skynet’s filing position will ultimately be sustained requiring no payment under the Telesat Indemnification. There can be no assurance that there will be no future claims under the Telesat Indemnification related to tax disputes.

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

Other

As described in Note 5, we own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. SSL constructed XTAR’s satellite, which was successfully launched in February 2005. XTAR and Loral have entered into a management agreement whereby Loral provides general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral primarily due to the management agreement were $6.6 million and $6.7 million as of March 31, 2020 and December 31, 2019, respectively. Beginning in 2008, Loral and XTAR agreed to defer amounts owed to Loral under this agreement, and XTAR has agreed that its excess cash balance (as defined), will be applied at least quarterly towards repayment of its payables owed to Loral, as well as to Hisdesat and Telesat. No cash was received under this agreement for the three months ended March 31, 2020 and 2019, and we had an allowance of $6.6 million against receivables from XTAR as of March 31, 2020 and December 31, 2019. Loral and Hisdesat have agreed to waive future management fees for an indefinite period starting January 1, 2014.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. For each of the three month periods ended March 31, 2020 and 2019, Mr. Targoff earned $360,000 in consulting fees and reimbursed Loral net expenses of $11,250.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INDEX

Topic	Location
Overview	Page 23
Consolidated Operating Results	Page 27
Liquidity and Capital Resources
Loral	Page 30
Telesat	Page 31
Statements of Cash` Flows	Page 34
Affiliate Matters	Page 35
Commitments and Contingencies	Page 35
Other Matters	Page 35

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

Overview

Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations primarily through its ownership interest in Telesat Canada (“Telesat”), a leading global satellite operator. Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations. Loral holds a 62.7% economic interest and a 32.6% voting interest in Telesat as of March 31, 2020.

At March 31, 2020, Telesat, with approximately $2.3 billion of backlog, provided satellite services to customers from its fleet of 16 in-orbit geostationary satellites and the Canadian Ka-band payload on the ViaSat‑1 satellite. Telesat is also developing a global constellation of low earth orbit (“LEO”) satellites. In January 2018, Telesat launched a Ka-band satellite into low earth orbit as part of its plans to deploy an advanced, global LEO constellation. This satellite is being used to perform testing and live demonstrations of certain features of Telesat’s LEO system design with existing Telesat customers and potential suppliers of Telesat LEO system hardware. These satellite leaders will be able to experience key advantages of Telesat’s LEO system — including ultra-low latency and high speeds — and assess the role Telesat’s constellation can play in their next-generation broadband networks.

On July 24, 2019, Telesat announced that it had entered into a memorandum of understanding with the Government of Canada (“GoC”) regarding a partnership intended to ensure access to affordable high-speed internet connectivity across rural and remote areas of Canada through the development of the Telesat LEO constellation. The partnership is expected to generate CAD 1.2 billion in revenue for Telesat over 10 years, which includes a contribution of up to CAD 600 million from the GoC.

In May 2019, Telesat entered into an agreement with the GoC pursuant to which the GoC will contribute up to CAD 85 million through July 31, 2023 to support the development of the Telesat LEO constellation. For the three months ended March 31, 2020, Telesat received CAD 4.0 million relating to the agreement from the GoC.

In a number of countries, regulators plan to adopt new spectrum allocations for terrestrial mobile broadband and 5G, including certain C-band spectrum currently allocated to satellite services. Telesat currently uses C-band spectrum in a number of countries, including the United States and Canada. To the extent that Telesat’s C-band spectrum is made available for use for terrestrial mobile broadband and 5G, Telesat may be entitled to certain compensation.

On February 28, 2020, the Federal Communications Commission (“FCC”) approved its Report and Order on Expanding Flexible Use of the 3.7 to 4.2 GHz Band, which Report and Order was released on March 3, 2020. The Report and Order indicated that Telesat could receive as much as $344.4 million from the repurposing of C‑band spectrum in the United States. In addition, Telesat will be entitled to reimbursement of reasonable clearing costs. Telesat’s ability to receive any proceeds would be subject to meeting certain conditions as set out in that Report and Order, including a requirement that satellite operators who wish to receive accelerated relocation payments must make an election with the FCC by May 29, 2020 and meet the Phase 1 and Phase 2 clearing dates of December 5, 2021 and 2023, respectively. The FCC will make accelerated relocation payments available only if satellite operators who are entitled to at least 80% of accelerated relocation payments make such elections. While Telesat intends to make that election, as a practical matter, accelerated relocation payments will be available if and only if both Intelsat and SES make such elections. The FCC stated that it will announce whether sufficient elections have been made by June 5, 2020, and thus it is not known if both SES and Intelsat will make the election. Further, in the course of the proceeding a number of parties raised issues with aspects of the Report and Order, and thus the Report and Order may be subject to challenge. In addition, there are members of the United States Senate and House of Representatives who oppose the FCC’s current plans and are seeking to modify or overturn them. There are also technical challenges to clearing C-band spectrum. There can be no assurance that Telesat will receive any proceeds from the FCC process or, if it were to receive proceeds, the amount or timing of receipt.

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

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. For the three months ended March 31, 2020, approximately 51.2% of Telesat’s revenues, 47.1% of its operating expenses, 100% of its interest expense and the majority of its capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated indebtedness and cash and short term investments. As of March 31, 2020, Telesat’s U.S. dollar denominated debt totaled $2.85 billion. As of March 31, 2020, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar on financial assets and liabilities would have (decreased) increased Telesat’s net loss by approximately $132.6 million. This analysis assumes all other variables, in particular interest rates, remain constant.

COVID-19

On March 11, 2020, the World Health Organization designated the recent novel coronavirus (“COVID-19”) as a global pandemic. Various policies and initiatives have been implemented worldwide to reduce the global transmission of COVID‑19, including the promotion of social distancing and the adoption of remote working policies.

Telesat’s and our corporate headquarters, and many of Telesat’s other offices and facilities, are located in jurisdictions that have, as a result of the COVID-19 pandemic, instituted work from home and social distancing requirements. These restrictions have adversely impacted the ability of Telesat’s and our respective employees to travel to their places of work, and, in the case of Telesat employees, to customer locations and to supplier facilities. Many of Telesat’s customers and suppliers have been similarly impacted.

The extent of the impact of the COVID-19 pandemic on Telesat’s or our operations, business prospects and financial performance is subject to change and dependent on many factors, including, among others, the duration of the pandemic, continuation of the current measures to prevent the spread of COVID-19, and new restrictions that may be implemented by, or that may be imposed upon, us, Telesat and Telesat’s customers and suppliers in response to the pandemic, and is therefore difficult to predict. For additional details on risks associated with the current outbreak of COVID-19, refer to Part II, Other Information – Item 1A. Risk Factors.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, and on April 24, 2020, the Paycheck Protection Program and Healthcare Enhancement Act was signed into law (collectively, the “COVID-19 Acts”). The COVID-19 Acts provide a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The COVID-19 Acts did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2020. We continue to monitor any effects that may result from the COVID-19 Acts.

General

Our principal asset is our majority economic ownership interest in Telesat. In an effort to maximize shareholder value, we have been exploring, and are in advanced discussions with our Canadian co-owner in Telesat, Public Sector Pension Investment Board (“PSP”) regarding, potential strategic transactions to alter the status quo in our ownership of Telesat. Subject to market conditions and the cooperation of PSP, we continue to explore the combination of Loral and Telesat into one public company. Also, as described more fully below, we have exercised our right to require that Telesat initiate a public offering, and we may further pursue this right in the event that the combination transaction that we are pursuing is not likely to be achievable in a timely manner or on satisfactory terms. There can be no assurance as to whether or when we will be able to conclude any strategic transaction or that any strategic initiatives or transaction involving Telesat or Loral may occur, or that any particular economic, tax, structural or other objectives or benefits with respect to any initiative or transaction involving Telesat or Loral’s interest therein will be achieved.

In 2017, we received $242.7 million in cash from Telesat, representing our share of an aggregate approximately $400 million distribution from Telesat to its shareholders and stock option holders. On April 30, 2020, our Board of Directors declared a special dividend of $5.50 per share for an aggregate dividend of approximately $170.5 million, representing a significant portion of the proceeds that we received from Telesat. The special dividend is payable on May 28, 2020 to holders of record of Loral voting and non-voting common stock as of the close of business on May 14, 2020. We intend to make an additional distribution to our stockholders, net of reasonable reserves for working capital and other liabilities. The timing and amount of any such additional distribution will be determined in part by the status of the combination transaction that we are pursuing. There can be no assurance as to the amount and timing of any such additional distribution, and such additional distribution may be impacted by the outcome of our discussions regarding, and the structure of, the strategic combination transaction that we are pursuing.

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the three months ended March 31, 2020.

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

The following compares our consolidated results for the three months ended March 31, 2020 and 2019 as presented in our financial statements:

General and Administrative Expenses

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
General and administrative expenses	$1,648	$1,803

General and administrative expenses decreased by $0.2 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to severance expense of $0.2 million during the three months ended March 31, 2019.

Interest and Investment Income

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Interest and investment income	$937	$1,602

Interest and investment income decreased by $0.7 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to lower interest rates earned on the cash balance during the first three months of 2020 as compared to 2019.

Other Expense

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Other expense	$1,437	$1,216

Other expense for the three months ended March 31, 2020 and 2019 was primarily comprised of expenses related to the evaluation of strategic initiatives.

Income Tax Provision

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Income tax provision	$(2,116)	$(2,066)

For the three months ended March 31, our income tax provision is summarized as follows: (i) for 2020, we recorded a current and deferred tax provision of $0.5 million and $1.6 million, respectively, resulting in a total tax provision of $2.1 million and (ii) for 2019, we recorded a current and deferred tax provision of $0.6 million and $1.5 million, respectively, resulting in a total tax provision of $2.1 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax results for the three month periods ended March 31, 2020 and 2019 (after adjusting for certain tax items that are discrete to each period). The current income tax provision for each period includes our anticipated income tax liability related to Global Intangible Low Taxed Income (“GILTI”) from Telesat and our provision for uncertain tax positions. The deferred income tax provision for each period includes the impact of equity in net (loss) income of affiliates from our condensed consolidated statement of operations and the periodic effect of our accounting for GILTI.

To the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

Equity in Net (Loss) Income of Affiliates

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Telesat	$(117,074)	$42,004

As of March 31, 2020, we held a 62.7% economic interest and a 32.6% voting interest in Telesat. Loral’s equity in net (loss) income of Telesat is based on our proportionate share of Telesat’s results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in U.S. dollars. The amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income of Telesat. Our equity in net income of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”) and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets.

The following is a reconciliation of the changes in our investment in Telesat for the three months ended March 31, 2020:

	Three Months Ended
	March 31, 2020
	(In thousands)
Balance, January 1, 2020		$90,184
Components of equity in net loss of Telesat:
Equity in net loss of Telesat	$(117,979)
Eliminations of affiliate transactions and related amortization	905	(117,074)
Proportionate share of Telesat other comprehensive income		31,063
Balance, March 31, 2020		$4,173

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars and U.S. dollars as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 follows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	1,313,407	1,139,605	934,012	877,294
Total assets	5,538,863	5,365,307	3,938,886	4,130,337
Current liabilities	202,281	161,357	143,850	124,217
Long-term debt, including current portion	3,985,426	3,684,873	2,834,182	2,836,700
Total liabilities	4,877,453	4,552,467	3,468,535	3,504,594
Shareholders’ equity	661,410	812,840	470,351	625,743
Period end exchange rate for translating Canadian
dollars to U.S. dollars (1 U.S. dollar equals)	1.4062	1.2990

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	209,450	223,090	158,565	167,644
Operating expenses	(47,362)	(53,988)	(35,855)	(40,569)
Depreciation and amortization	(59,992)	(68,143)	(45,417)	(51,208)
Other operating expense	(221)	(73)	(167)	(55)
Operating income	101,875	100,886	77,126	75,812
Interest expense	(54,880)	(62,336)	(41,547)	(46,843)
Foreign exchange (loss) gain	(292,771)	69,822	(221,643)	52,469
Loss on financial instruments	(9,253)	(20,110)	(7,005)	(15,112)
Other income	5,388	5,102	4,078	3,834
Income tax benefit (provision)	900	(6,061)	682	(4,555)
Net (loss) income	(248,741)	87,303	(188,309)	65,605
Average exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.3211	1.3311

Telesat’s revenue decreased by $9.1 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 due primarily to the reduction of service for a North American DTH customer and lower revenue due to the completion of an agreement that provided for a prepayment for enterprise services which was accounted for as having significant financing component. These decreases were partially offset by higher equipment sales, new revenue from services provided to users impacted by a failure of a competitor’s satellite, higher consulting revenue and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue. The foreign exchange rate change increased Telesat’s revenue by $0.6 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Telesat’s operating expenses decreased by $4.7 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to lower expenses related to development of Telesat’s planned LEO constellation, net of amounts to be reimbursed under a grant from the Canadian government, partially offset by higher bad debt expense, higher in-orbit insurance and higher professional fees. The foreign exchange rate change increased Telesat’s operating expenses by an insignificant amount for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Telesat’s depreciation, amortization and stock-based compensation decreased by $5.8 million for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to the end of useful life, for accounting purposes, of the Anik F2 satellite in the fourth quarter of 2019.

In the third quarter of 2019, we recorded an out-of-period correction to decrease our investment in Telesat and increase other comprehensive loss by $22.1 million. This non-cash adjustment was made to record the cumulative translation adjustment on our investment in Telesat from November 2007, when we first acquired our ownership interest in Telesat, to December 31, 2018. The adjustment resulted from translating our share of Telesat’s equity from Canadian dollars to U.S. dollars at historical foreign exchange rates in accordance with ASC 830, Foreign Currency Matters, as required by ASC 323, Investments – Equity Method and Joint Ventures. Previously, we translated our share of Telesat’s equity from Canadian dollars to U.S. dollars at current foreign exchange rates at each balance sheet date. This adjustment had no effect on our equity in net income (loss) of Telesat for any current or prior reporting period. The Company has not revised its financial statements for prior periods for this adjustment, including for the three months ended March 31, 2019, based on its belief that the effect of such adjustment is not material to the financial statements taken as a whole.

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

Backlog

Telesat’s backlog as of March 31, 2020 and December 31, 2019 was $2.3 billion and $2.5 billion, respectively.

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

Cash and Available Credit

At March 31, 2020, Loral had $255.2 million of cash and cash equivalents and no debt. The Company’s cash and cash equivalents as of March 31, 2020 decreased by $3.9 million from December 31, 2019 due primarily to corporate expenses of $3.5 million adjusted for changes in working capital and net of consulting fees from Telesat, payments of $1.3 million related to strategic initiatives and pension and other post-retirement funding of $0.3 million, partially offset by $1.2 million of interest and investment income. A discussion of cash changes by activity is set forth in the section “Net Cash Used in Operating Activities.”

Loral did not have a credit facility as of March 31, 2020 and December 31, 2019.

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

We currently invest our cash in two Government AAA money market funds. The dispersion across funds reduces the exposure of a default at one fund.

Liquidity

We believe that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months. We expect that our major cash outlays for the next 12 months will include payment of a special dividend and general corporate expenses net of consulting fees from Telesat.

In the first quarter of 2017, we received $242.7 million in cash from Telesat, representing our share of an aggregate approximately $400 million distribution from Telesat to its shareholders and stock option holders. On April 30, 2020, our Board of Directors declared a special dividend of $5.50 per share for an aggregate dividend of approximately $170.5 million, representing a significant portion of the proceeds that we received from Telesat. The special dividend is payable on May 28, 2020 to holders of record of Loral voting and non-voting common stock as of the close of business on May 14, 2020. We intend to make an additional distribution to our stockholders, net of reasonable reserves for working capital and other liabilities. The timing and amount of any such additional distribution will be determined in part by the status of the combination transaction that we are pursuing. There can be no assurance as to the amount and timing of any such additional distribution, and such additional distribution may be impacted by the outcome of our discussions regarding, and the structure of, the strategic combination transaction with respect to our interest in Telesat that we are pursuing.

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

Telesat

Cash and Available Credit

As of March 31, 2020, Telesat had CAD 1.2  billion of cash and short-term investments as well as approximately $200 million of borrowing availability under its revolving credit facility.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of March 31, 2020, cash flows from operating activities, and drawings on the revolving credit facility under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including capital requirements and required interest and principal payments on debt.

The construction of any satellite replacement or expansion programs, including the planned LEO constellation, will require signiﬁcant capital expenditures. Cash required for any future satellite programs may be funded by Telesat from a range of sources including: cash and short-term investments; cash ﬂows from operating activities; cash ﬂows from customer prepayments; through borrowings on the revolving credit facility under Telesat’s senior secured credit facilities; vendor ﬁnancing; equity investments; export credit agency ﬁnancing; additional secured or unsecured ﬁnancing; proceeds received from repurposing C-band spectrum; and from government sources. In addition, Telesat may sell certain satellite assets and, in accordance with the terms and conditions of its senior secured credit facilities, reinvest the proceeds in new or replacement satellite programs or pay down indebtedness under the senior secured credit facilities. Telesat’s ability to access these sources of funding, however, is not guaranteed, and therefore, Telesat may not be able to fully fund additional replacement or new satellite programs. Telesat may seek to complete the development of, fund, and operate its planned LEO constellation through a current or future unrestricted subsidiary.

Debt

Telesat’s debt as of March 31, 2020 and December 31, 2019 was as follows:

			March 31,	December 31,
	Maturity	Currency	2020	2019
			(In thousands)
Senior Secured Credit Facilities:
Revolving credit facility	December 2024	USD or CAD equivalent	$—	$—
Term Loan B - U.S. facility	December 2026	USD	1,903,729	1,908,500
4.875% Senior secured notes	June 2027	USD	400,000	400,000
6.5% Senior notes	October 2027	USD	550,000	550,000
			2,853,729	2,858,500
Less: Deferred financing costs and
prepayment options			(210)	(302)
Total debt under international financial
reporting standards			2,853,519	2,858,198
U.S. GAAP adjustments			(19,337)	(21,498)
Total debt under U.S. GAAP			2,834,182	2,836,700
Current portion			16,621	16,480
Long-term portion			$2,817,561	$2,820,220

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

Telesat’s senior secured credit facilities are comprised of the following facilities:

i— Revolving Credit Facility

Telesat’s revolving credit facility (“Revolving Facility”) is a $200 million loan facility available in either U.S. dollar or Canadian dollar equivalent, maturing in December 2024. Loans under the Revolving Facility bear interest at a floating interest rate. For Canadian Prime Rate and Alternative Base Rate (“ABR”) loans, an applicable margin ranging from 0.75% to 1.25% is applied to the Prime Rate and ABR as these interest rates are defined in the senior credit facilities. For Bankers’ Acceptance (“BA”) Loans and Eurodollar Loans, an applicable margin ranging from 1.75% to 2.25% is applied to either the BA interest rate or LIBOR. The rates on the Revolving Facility vary depending upon the results of the first lien leverage ratio. Telesat’s Revolving Facility currently has an unused commitment fee that ranges from 25 to 37.5 basis points per annum, depending upon the result of the total leverage ratio. As of March 31, 2020, other than approximately CAD 0.1 million in drawings related to letters of credit, there were no borrowings under this facility.

ii— Term Loan B — U.S. Facility

Telesat’s term loan B — U.S. facility (“U.S. TLB Facility”) is a $1,908.5 million facility maturing in December 2026. As of March 31, 2020, $1,903.7 million of this facility was outstanding, which represents the full amount available. The borrowings under Telesat’s U.S. TLB Facility bear interest at a floating rate of either: (i) LIBOR as periodically determined for interest rate periods selected by Telesat in accordance with the terms of the senior secured credit facilities plus an applicable margin of 2.75%; or (ii) Alternative Base Rate as determined in accordance with the terms of the senior secured credit facilities plus an applicable margin of 1.75%.

The mandatory principal repayments on Telesat’s U.S. TLB Facility are one quarter of 1.00% of the value of the loan, which must be paid on the last day of each quarter.

Senior Secured Notes

Telesat’s senior secured notes, in the amount of $400.0 million, bear interest at an annual rate of 4.875% and are due in June 2027. The senior secured notes indenture includes covenants or terms that restrict Telesat’s ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, investments or acquisitions, enter into certain transactions with affiliates, modify or cancel its satellite insurance, effect mergers with another entity, and redeem its senior secured notes, without penalty, before December 1, 2024, in each case subject to exceptions provided in the indenture.

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

As at March 31, 2020, Telesat was in compliance with the financial covenants of its senior secured credit facilities, the indenture governing its senior secured notes and the indenture governing its senior notes.

Debt Service Cost

Telesat’s interest expense for the year ending December 31, 2020 is expected to be approximately CAD 189.4 million. The interest expense excludes the amortization of Telesat’s deferred financing costs and prepayment options.

Derivatives

Telesat uses, from time to time, interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

As of March 31, 2020, Telesat had three outstanding interest rate swaps which hedge the interest rate risk associated with the variable interest rate on $1.35 billion of U.S. denominated Term Loan B borrowings. These contracts, which mature between September 2020 and September 2022, are at fixed interest rates ranging from 1.84% to 2.04%, excluding applicable margin. As of March 31, 2020, the fair value of the interest rate swaps was a liability of $20.5 million.

Telesat also has foreign currency embedded derivatives in its purchase contracts with suppliers and sales contracts with customers as a result of some of these contracts being denominated in a currency other than the functional currency of the substantial parties to the respective contract. The fair value of these foreign currency embedded derivatives as of March 31, 2020 was a net asset of $6.4 million.

Development Costs and Capital Expenditures

Telesat has entered into contracts for the development of its LEO constellation and other capital expenditures. The outstanding commitments associated with these contracts were approximately CAD 47.0 million as of March 31, 2020. These expenditures may be funded from some or all of the following: cash and short-term investments; cash flow from operating activities; cash flow from customer prepayments or funds available under the revolving credit facility.

Statements of Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.9 million for the three months ended March 31, 2020, consisting primarily of a $2.4 million cash use attributable to net loss adjusted for non-cash operating items, a $1.5 million decrease in accrued employment costs and other current liabilities,  a $0.9 million increase in income tax refund receivable, a $0.4 million decrease in pension and other post-retirement liabilities and a $0.3 million increase in other current assets, partially offset by a $1.6 million increase in other liabilities.

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

Item 4. Disclosure Controls and Procedures

(a)

Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

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

Item 1A. Risk Factors

Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2019 in “Item 1A. Risk Factors.”

In that Annual Report under “Financial and Telesat Investment Risk Factors,” “Risk Factors Associated with Satellite Services” and “Other Risks” the risks we identify include:

“Telesat’s profitability may be adversely affected by swings in the global financial markets, such as those that have occurred and are occurring as a result of uncertainty relating to the COVID-19 coronavirus. Swings in the global financial markets may have a material adverse effect on Telesat’s customers and suppliers.”;

“Telesat derives a substantial amount of its revenues from only a few of its customers. A loss of, or default by, one or more of these major customers, or a material adverse change in any such customer’s business or financial condition, could materially reduce Telesat’s future revenues and contracted backlog.”;

“Telesat’s dependence on outside contractors could result in delays related to the design, manufacture and launch of its new satellites, or could limit its ability to sell its services to the U.S. Department of Defense, which could adversely affect Telesat’s operating results and prospects.”;

“Telesat may experience a failure of ground operations infrastructure or interference with its satellite signals that impairs the commercial performance of, or the services delivered over, its satellites or the satellites of other operators for whom its provides ground services, which could result in a material loss of revenue.”; and

 “Interruption or failure of, or cyber-attacks on, Telesat’s or our information technology and communication systems could hurt Telesat’s or our ability to operate our respective businesses effectively, which could harm Telesat’s or our business and operating results.”

The risk factor set forth below updates, and should be read together with, the aforementioned and other risk factors described in our Annual Report.

Threats to public health, and measures taken in response to them, may have an adverse effect on Telesat’s or our business and results of operations.

Telesat’s or our business and results of operations may be adversely affected by outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of a novel strain of coronavirus (“COVID-19”), and by measures taken to prevent their spread, including restrictions on travel, imposition of quarantines, cancellation of events, remote working, and closure of workplaces and other businesses. Telesat’s or our business and results of operations may also be negatively impacted by the adverse effect that COVID-19 has had and may continue to have on global economic activity, which may include a period of prolonged global or regional economic slowdowns or recessions. The extent of the impact of COVID-19 is subject to change and dependent on many factors, including, among others, the duration of the pandemic and the measures that may be implemented by, or that may be imposed upon, us, Telesat and Telesat’s customers and suppliers in response to the pandemic, and is therefore difficult to predict. The COVID-19 impact on capital markets could also impact Telesat’s or our ability to attract capital to finance business strategies, such as the development of Telesat’s LEO constellation and related network, and also could increase Telesat’s cost of borrowing.

Some of Telesat’s customers have experienced or may experience operational challenges, temporary shut downs, severe financial hardship or bankruptcy due, in whole or in part, to the COVID-19 pandemic or measures implemented in response to it. In particular, Telesat’s customers in the maritime, aeronautical and energy markets have been significantly impacted. Other Telesat customers may also be experiencing significant adverse impacts of which Telesat is presently unaware or may experience such impacts in the future. Some of Telesat’s customers have sought to amend the terms of their contracts with Telesat to reduce their future payment obligations due to the impact of the COVID-19 pandemic on their businesses and other customers may make similar requests in the future. The adverse effects of the COVID-19 pandemic could result in the future in some of Telesat’s customers defaulting on their obligations to pay for services they have contracted to buy from Telesat. These adverse effects could also result in reduced demand for Telesat’s services generally in the marketplace as companies reduce spending or redirect their resources. In any of these circumstances, Telesat’s revenues, operating margins and cash flows would be negatively impacted.

Telesat purchases equipment from third party suppliers and depends on those suppliers to deliver, maintain and support these products to the contracted specifications in order for Telesat to meet its service commitments to its customers. Additionally, Telesat is currently developing an advanced, global LEO constellation consisting of over one hundred, and potentially several hundred, satellites in non-geostationary orbit. There are a limited number of manufacturers that are able to design and build satellites and ground terminals according to the technical specifications and standards of quality that Telesat requires and a limited number of launch providers that are able to launch Telesat’s satellites. If Telesat’s suppliers do not meet their obligations to deliver and support their equipment due to operational challenges, temporary or permanent shut downs, severe financial hardship or bankruptcy due to the COVID‑19 pandemic, or disruptions in their own supply chains, Telesat’s ability to meet its service commitments to its customers may be adversely affected and the design, construction or launch of Telesat’s LEO constellation or components of the network that support it may be delayed.

Telesat’s and our corporate headquarters and many of Telesat’s other offices and facilities, are located in jurisdictions that have instituted work from home and social distancing requirements. These restrictions have adversely impacted the ability of Telesat’s and our employees to travel to their places of work, and, in the case of Telesat employees, to customer locations and to supplier facilities. Telesat and we enacted work from home policies for our respective employees effective March 16, 2020. Telesat has also implemented processes that allow for a minimum number of its employees to be present at Telesat’s facilities in an attempt to further ensure that its satellite control and network operations are not impacted. To date, Telesat and we have maintained our respective operations without any known adverse impact. The future effects of the COVID‑19 pandemic on Telesat and us are dependent on many factors, including, among others, the duration and severity of the pandemic, whether a significant number of Telesat’s or our respective employees supporting critical operations were to contract COVID-19, whether the current measures to prevent the spread of COVID-19 continue, and whether new restrictions are imposed; the extent of the impact of the COVID-19 pandemic on Telesat’s or our business and results of operations is, therefore, difficult to predict. In the event that Telesat’s or our ability to operate our respective businesses is adversely impacted by the COVID-19 pandemic or by measures taken to prevent its spread, Telesat’s revenue and Telesat’s or our financial performance could be adversely affected.

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

Date: May 7, 2020