Form 10-Q
period 2020-09-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2020-11-05
CIK 1006269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2020

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)	Page No.

Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and September 30, 2019	4

Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2020 and September 30, 2019	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019	6

Notes to Condensed Consolidated Financial Statements	7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 4: Disclosure Controls and Procedures	39

PART II — OTHER INFORMATION

Item 1: Legal Proceedings	40

Item 1A: Risk Factors	40

Item 6: Exhibits	42

Signatures	43

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$83,386	$259,067
Income tax refund receivable	1,235	576
Other current assets	1,470	1,322
Total current assets	86,091	260,965
Right-of-use asset	508	988
Income tax refund receivable, non-current	—	387
Investments in affiliates	105,402	90,184
Deferred tax assets	37,994	37,945
Other assets	34	341
Total assets	$230,029	$390,810

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$2,361	$2,611
Other current liabilities	2,204	2,883
Total current liabilities	4,565	5,494
Pension and other post-retirement liabilities	15,614	17,447
Other liabilities	19,667	17,842
Total liabilities	39,846	40,783
Commitments and contingencies
Shareholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, no shares	—	—
issued and outstanding
Common Stock:
Voting common stock, $0.01 par value; 50,000,000 shares authorized,
21,581,572 issued	216	216
Non-voting common stock, $0.01 par value; 20,000,000 shares authorized
9,505,673 issued and outstanding	95	95
Paid-in capital	1,019,988	1,019,988
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(772,501)	(605,766)
Accumulated other comprehensive loss	(48,023)	(54,914)
Total shareholders' equity	190,183	350,027
Total liabilities and shareholders' equity	$230,029	$390,810

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
General and administrative expenses	$(1,725)	$(1,615)	$(5,174)	$(5,115)
Recovery of affiliate doubtful receivable	5,854	—	5,854	—
Operating income (loss)	4,129	(1,615)	680	(5,115)
Interest and investment income	16	1,406	1,045	4,574
Interest expense	(9)	(5)	(20)	(15)
Other expense	(2,300)	(1,048)	(6,440)	(3,019)
Income (loss) before income taxes and equity in net income of affiliates	1,836	(1,262)	(4,735)	(3,575)
Income tax provision	(309)	(1,275)	(956)	(5,501)
Income (loss) before equity in net income of affiliates	1,527	(2,537)	(5,691)	(9,076)
Equity in net income of affiliates	49,645	8,784	9,086	92,066
Net income	51,172	6,247	3,395	82,990
Other comprehensive (loss) income, net of tax	(7,220)	(16,261)	6,891	(29,313)
Comprehensive income (loss)	$43,952	$(10,014)	$10,286	$53,677

Net income per share:
Basic	$1.65	$0.20	$0.11	$2.68
Diluted	$1.64	$0.20	$0.11	$2.66

Weighted average common shares outstanding:
Basic	30,933	30,933	30,933	30,933
Diluted	31,026	31,008	31,017	31,008

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2019	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(695,521)	$(17,620)	$297,566
Net income								76,743
Other comprehensive loss									(13,052)
Comprehensive income										63,691
Balance, June 30, 2019	21,582	216	9,506	95	1,019,988	154	(9,592)	(618,778)	(30,672)	361,257
Net income								6,247
Other comprehensive loss									(16,261)
Comprehensive loss										(10,014)
Balance, September 30, 2019	21,582	216	9,506	95	1,019,988	154	(9,592)	(612,531)	(46,933)	351,243
Net income								6,765
Other comprehensive loss									(7,981)
Comprehensive loss										(1,216)
Balance, December 31, 2019	21,582	216	9,506	95	1,019,988	154	(9,592)	(605,766)	(54,914)	350,027
Net loss								(47,777)
Other comprehensive income									14,111
Comprehensive loss										(33,666)
Common dividend paid ($5.50 per share)								(170,130)		(170,130)
Balance, June 30, 2020	21,582	216	9,506	95	1,019,988	154	(9,592)	(823,673)	(40,803)	146,231
Net income								51,172
Other comprehensive loss									(7,220)
Comprehensive income										43,952
Balance, September 30, 2020	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(772,501)	$(48,023)	$190,183

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities:
Net income	$3,395	$82,990
Adjustments to reconcile net income to net cash (used in) provided by
Operating activities:
Non-cash operating items (Note 2)	(14,231)	(88,491)
Changes in operating assets and liabilities:
Other current assets	6,010	(347)
Accrued employment costs and other current liabilities	(117)	(645)
Income taxes receivable and payable	(945)	2,965
Pension and other post-retirement liabilities	(1,833)	(375)
Other liabilities	2,170	2,463
Net cash used in operating activities - continuing operations	(5,551)	(1,440)
Net cash provided by operating activities – discontinued operations	—	1,812
Net cash (used in) provided by operating activities	(5,551)	372
Financing activities:
Dividend paid	(170,130)	—
Net cash used in financing activities – continuing operations	(170,130)	—
Net cash used in financing activities – discontinued operations	—	—
Net cash used in financing activities	(170,130)	—
Cash, cash equivalents and restricted cash (Note 2) — period (decrease) increase	(175,681)	372
Cash, cash equivalents and restricted cash (Note 2) — beginning of year	259,371	257,251
Cash, cash equivalents and restricted cash — end of period	$83,690	$257,623

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2019 balance sheet has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the SEC.

Investments in Affiliates

Our ownership interest in Telesat is accounted for using the equity method of accounting under U.S. GAAP. Telesat’s financial statements are prepared in accordance with international financial reporting standards (“IFRS”). To allow our reporting of our investment in Telesat under U.S. GAAP, Telesat provides us with a reconciliation of its financial statements from IFRS to U.S. GAAP. Income and losses of Telesat are recorded based on our economic interest. The contribution of Loral Skynet, a wholly owned subsidiary of Loral prior to its contribution to Telesat in 2007, was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income of Telesat. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”) and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets. Non-refundable cash distributions received from Telesat in excess of our initial investment and our share of cumulative equity in

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

comprehensive income of Telesat, net of cash distributions received in prior periods, are recorded as equity in net income of Telesat (“Excess Cash Distribution”) since we have no obligation to provide future financial support to Telesat. After receiving an Excess Cash Distribution, we do not record additional equity in net income of Telesat until our share of Telesat’s subsequent net income exceeds the Excess Cash Distribution. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. We had no guarantees or other funding obligations for our equity method investments as of September 30, 2020 and December 31, 2019. We use the nature of distribution approach to classify distributions from equity method investments on the statements of cash flows. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is other-than-temporary.

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

Cash, Cash Equivalents and Restricted Cash

As of September 30, 2020, the Company had $83.4 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

On April 30, 2020, our Board of Directors declared a special dividend of $5.50 per share for an aggregate dividend of $170.1 million. The special dividend was paid on May 28, 2020 to holders of record of Loral voting and non-voting common stock as of the close of business on May 14, 2020.

As of September 30, 2020 and December 31, 2019, the Company had restricted cash of $0.3 million, representing the amount pledged as collateral to the issuer of a standby letter of credit (the “LC”). The LC, which expires in August 2021, has been provided as a guaranty to the lessor of our corporate offices.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the condensed consolidated statement of cash flows (in thousands):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$83,386	$259,067
Restricted cash included in other current assets	304	—
Restricted cash included in other assets	—	304
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$83,690	$259,371

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. As of September 30, 2020, our cash and cash equivalents were invested primarily in two liquid Government AAA money market funds. As of December 31, 2019, our cash and cash equivalents were invested primarily in several liquid Prime and Government AAA money market funds. Such funds are not insured by the Federal Deposit Insurance Corporation. The dispersion across funds reduces the exposure of a default at any one fund. As a result, management believes that its potential credit risks are minimal.

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

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value on a recurring and non-recurring basis (in thousands):

	September 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$80,658	$—	$—	$256,915	$—	$—
Other current assets:
Indemnification - Sale of SSL	—	—	598	—	—	598
Liabilities
Other liabilities:
Indemnification - Globalstar do Brasil S.A.	$—	$—	$145	$—	$—	$145

The carrying amount of money market funds approximates fair value as of each reporting date because of the short maturity of those instruments.

The Company did not have any non-financial assets or non-financial liabilities that were recognized or disclosed at fair value as of September 30, 2020 and December 31, 2019.

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

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Non-cash operating items:
Equity in net income of affiliates	$(9,086)	$(92,066)
Deferred taxes	(253)	2,802
Depreciation and amortization	3	9
Right-of-use asset, net of lease liability	(4)	12
Recovery of affiliate doubtful receivable	(5,854)	—
Amortization of prior service credit and actuarial loss	963	752
Net non-cash operating items	$(14,231)	$(88,491)
Supplemental information:
Interest paid	$20	$15
Income tax refunds	$178	$2,980
Income tax payments	$190	$226

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Equity in
	Pension and	Telesat-related	Accumulated
	Other	Other	Other
	Post-retirement	Comprehensive	Comprehensive
	Benefits	Loss	Loss
Balance, January 1, 2019	$(14,656)	$(2,964)	$(17,620)

Other comprehensive loss before reclassification	(2,307)	(35,783)	(38,090)
Amounts reclassified from accumulated other comprehensive loss	796	—	796
Net current-period other comprehensive loss	(1,511)	(35,783)	(37,294)
Balance, December 31, 2019	(16,167)	(38,747)	(54,914)

Other comprehensive income before reclassification	—	6,130	6,130
Amounts reclassified from accumulated other comprehensive loss	761	—	761
Net current-period other comprehensive income	761	6,130	6,891
Balance, September 30, 2020	$(15,406)	$(32,617)	$(48,023)

The components of other comprehensive income (loss) and related tax effects are as follows (in thousands):

	Three Months Ended September 30,
	2020				2019
	Before-Tax		Tax (Provision)	Net-of-Tax	Before-Tax		Tax (Provision)	Net-of-Tax
	Amount		Benefit	Amount	Amount		Benefit	Amount
Amortization of prior service credits
and net actuarial loss	$321	(a)	$(68)	$253	$251	(a)	$(52)	$199
Equity in Telesat-related other
comprehensive loss	(7,477)		4	(7,473)	(16,465)		5	(16,460)
Other comprehensive loss	$(7,156)		$(64)	$(7,220)	$(16,214)		$(47)	$(16,261)

	Nine Months Ended September 30,
	2020				2019
	Before-Tax		Tax	Net-of-Tax	Before-Tax		Tax (Provision)	Net-of-Tax
	Amount		Provision	Amount	Amount		Benefit	Amount
Amortization of prior service credits
and net actuarial loss	$963	(a)	$(202)	$761	$752	(a)	$(158)	$594
Equity in Telesat-related other
comprehensive income (loss)	6,132		(2)	6,130	(29,915)		8	(29,907)
Other comprehensive income (loss)	$7,095		$(204)	$6,891	$(29,163)		$(150)	$(29,313)

(a)	Reclassifications are included in other expense.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Other Current Assets

Other current assets consists of (in thousands):

	September 30,	December 31,
	2020	2019
Restricted cash (see Note 2)	$304	$—
Indemnification receivable from SSL for pre-closing taxes (see Note 13)	598	598
Due from affiliates	111	186
Prepaid expenses	454	164
Other	3	374
	$1,470	$1,322

5. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	September 30,	December 31,
	2020	2019
Telesat	$105,402	$90,184

Equity in net income of affiliates consists of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Telesat	$49,645	$8,784	$9,086	$92,066

Telesat

As of September 30, 2020 and December 31, 2019, we held a 62.7% economic interest and a 32.6% voting interest in Telesat. We use the equity method of accounting for our majority economic interest in Telesat because we own 32.6% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. We have also concluded that Telesat is not a variable interest entity for which we are the primary beneficiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.

In addition to recording our share of equity in net income of Telesat for the three and nine months ended September 30, 2020, we also recorded our share of equity in other comprehensive (loss) income of Telesat of $(7.5) million and $6.1 million for the three and nine months ended September 30, 2020, respectively.

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

The ability of Telesat to pay dividends or certain other restricted payments in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Telesat’s credit agreement governing its senior secured credit facilities limits, among other items, Telesat’s ability to incur debt and make dividend payments if the total leverage ratio (“Total Leverage Ratio”) is above 4.50:1.00, with certain exceptions. As of September 30, 2020, Telesat’s Total Leverage Ratio was 5.07:1.00. Telesat is, however, permitted to pay annual consulting fees of $5.0 million to Loral in cash (see Note 14).

The following tables present summary financial data for Telesat in accordance with U.S. GAAP as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Balance Sheet Data:
Current assets	$990,985	$877,294
Total assets	4,094,795	4,130,337
Current liabilities	151,645	124,217
Long-term debt, including current portion	2,824,838	2,836,700
Total liabilities	3,448,067	3,504,594
Shareholders’ equity	646,728	625,743

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Statement of Operations Data:
Revenues	$152,081	$180,180	$460,407	$520,819
Operating expenses	(33,322)	(29,038)	(103,717)	(102,536)
Depreciation and amortization	(44,888)	(52,259)	(133,336)	(155,036)
Other operating expense	(26)	(45)	(182)	(110)
Operating income	73,845	98,838	223,172	263,137
Interest expense	(37,715)	(46,239)	(115,947)	(139,574)
Foreign exchange gain (loss)	48,943	(24,702)	(74,387)	73,713
Gain (loss) on financial instruments	246	(4,244)	(11,643)	(40,619)
Other income	1,524	4,497	7,476	12,603
Income tax provision	(9,053)	(15,548)	(18,509)	(26,584)
Net income	$77,790	$12,602	$10,162	$142,676

Other

We own 56% of XTAR, LLC (“XTAR”) a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. We have also concluded that XTAR is not a variable interest entity for which we are the primary beneficiary. As of September 30, 2020 and December 31, 2019, the carrying value of our investment in XTAR was zero. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment was reduced to zero and we have no commitment to provide further financial support to XTAR.

Prior to July 1, 2020, XTAR owned and operated an X-band satellite, XTAR–EUR (the “Satellite”) located at the 29° E.L. orbital slot (“the “Orbital Slot”). In addition, prior to July 1, 2020, XTAR leased from Hisdesat 7.2 72MHz X-band transponders on the Spainsat satellite located at 30° W.L. (the “Transponder Lease”). For services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee under a management agreement with Loral (the “Loral Management Agreement”). As of December 31, 2019, the amount due to Loral under the Loral Management Agreement was $6.6 million, and we had an allowance of $6.6 million against this receivable.

On July 1, 2020, Loral, XTAR and Hisdesat restructured their relationship, including, among other things, the following: (i) Hisdesat purchased the Satellite and certain assets related to operation of the Satellite (the “Purchased Assets”) from XTAR; (ii) XTAR’s agreement with Hisdesat to operate the Satellite at the Orbital Slot was terminated and the rights and licenses to operate the Satellite at the Orbital Slot reverted to Hisdesat; (iii) the Transponder Lease was terminated; (iv) XTAR and Hisdesat entered into an agreement under which XTAR will continue to market and sell capacity on the Satellite and on the Spainsat satellite; (v) XTAR and Loral terminated the Loral Management Agreement; and (vi) Loral granted to Hisdesat an option to acquire for nominal consideration, subject to receipt of all required regulatory approvals, Loral’s membership interests in XTAR. This option has not yet been exercised by Hisdesat. On July 2, 2020, Loral received from XTAR $5.9 million from the proceeds of the sale of the Purchased Assets in full and final settlement of the past due receivable outstanding of $6.6 million under the Loral Management Agreement. As a result, the Company recorded a $5.9 million recovery of an affiliate doubtful receivable and a corresponding reduction in its allowance for doubtful accounts for the three and nine month periods ended September 30, 2020.

As of September 30, 2020 and December 31, 2019, the Company also held an indirect ownership interest in a foreign company that currently serves as the exclusive service provider for Globalstar service in Mexico. The Company accounts for this ownership interest using the equity method of accounting. As of September 30, 2020 and December 31, 2019, the carrying value of this investment was zero. Loral has written-off its investment in this company and has no future funding requirements relating to this investment. Accordingly, there is no requirement for us to provide for our allocated share of this company’s net losses. This company is currently in the process of dissolution and liquidation in Mexico, and Loral believes that it will not have any liability associated with this company upon completion of this process.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Other Current Liabilities

Other current liabilities consists of (in thousands):

	September 30,	December 31,
	2020	2019
Operating lease liability	$513	$652
Due to affiliate	—	5
Accrued professional fees	1,420	1,419
Pension and other post-retirement liabilities	77	77
Income taxes payable	—	673
Accrued liabilities	194	57
	$2,204	$2,883

7. Income Taxes

The following summarizes our income tax provision (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Current income tax provision	$(262)	$(1,781)	$(1,209)	$(2,699)
Deferred income tax (provision) benefit	(47)	506	253	(2,802)
Income tax provision	$(309)	$(1,275)	$(956)	$(5,501)

For the nine month periods ended September 30, 2020 and 2019, our income tax provision is computed by applying an expected effective annual tax rate against the pre-tax results for each period (after adjusting for certain tax items that are discrete to each period). For the three month periods ended September 30, 2020 and 2019, this amount is then reduced by the tax recorded for the six month periods ended June 30, 2020 and 2019. The current income tax provision for each period includes our anticipated income tax liability related to GILTI from Telesat and our provision for UTPs. The deferred income tax provision for each period includes the impact of equity in net income of affiliates from our condensed consolidated statement of operations and the periodic effect of our accounting for GILTI. The deferred income tax (provision) benefit for the three and nine months ended September 30, 2020 also include benefits of $2.2 million and $5.7 million, respectively, from the Coronavirus Aid, Relief, and Economic Security Act which was signed into law on March 27, 2020.

To the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

The following summarizes amounts for UTPs included in our income tax provision (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Current provision for UTPs	$(244)	$(1,751)	$(1,052)	$(2,488)
Deferred benefit for UTPs	50	86	222	239
Tax provision for UTPs	$(194)	$(1,665)	$(830)	$(2,249)

As of September 30, 2020, we had unrecognized tax benefits relating to UTPs of $43 million. The Company recognizes interest and penalties related to income taxes in income tax expense on a quarterly basis. As of September 30, 2020, we have accrued no penalties and approximately $3.1 million for the potential payment of tax-related interest.

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

As of September 30, 2020, if our positions are sustained by the taxing authorities, the Company’s income tax provision would be reduced by approximately $8.1 million. We do not anticipate any significant change to our unrecognized tax benefits during the next twelve months.

8. Other Liabilities

Other liabilities consists of (in thousands):

	September 30,	December 31,
	2020	2019
Operating lease liability	$—	$345
Indemnification liabilities - other (see Note 13)	145	145
Liabilities for uncertain tax positions	19,522	17,352
	$19,667	$17,842

9. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) which allowed for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards, had a ten-year term and has expired. As of September 30, 2020 and December 31, 2019, outstanding and unconverted restricted stock units (“RSUs”) were 92,857 and 75,262, respectively, that are vested and do not expire.

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

The following table presents the dilutive impact of Telesat stock options on Loral’s reported net income for the purpose of computing diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income — basic	$51,172	$6,247	$3,395	$82,990
Less: Adjustment for dilutive effect of Telesat stock options	(257)	(51)	(46)	(535)
Net income — diluted	$50,915	$6,196	$3,349	$82,455

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basic income per share is computed based upon the weighted average number of share of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average common shares outstanding	30,933	30,933	30,933	30,933
Unconverted restricted stock units	93	75	84	75
Common shares outstanding for diluted earnings per share	31,026	31,008	31,017	31,008

11. Pensions and Other Employee Benefit Plans

The following tables provide the components of net periodic cost for our qualified retirement plan (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost (1)	$176	$180	$—	$1
Interest cost (2)	441	504	4	4
Expected return on plan assets (2)	(663)	(608)	—	—
Amortization of net actuarial loss (gain) (2)	322	252	(1)	(1)
Net periodic cost	$276	$328	$3	$4

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost (1)	$528	$541	$—	$1
Interest cost (2)	1,324	1,513	12	14
Expected return on plan assets (2)	(1,989)	(1,824)	—	—
Amortization of net actuarial loss (gain) (2)	966	755	(3)	(3)
Net periodic cost	$829	$985	$9	$12

(1)	Included in general and administrative expenses.
(2)	Included in other expense.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivatives and Hedging Transactions

There were no derivative instruments as of September 30, 2020 and December 31, 2019.

13. Commitments and Contingencies

Financial Matters

In 2012, we sold our former subsidiary, SSL, to MDA Communications Holdings, Inc., a subsidiary of Maxar Technologies Inc. (formerly known as MacDonald, Dettwiler and Associates Ltd.) (“MDA”). Under the terms of the purchase agreement for the sale, we are obligated to indemnify MDA and its affiliates from liabilities with respect to certain pre-closing taxes. Our condensed consolidated balance sheets include an indemnification refund receivable of $0.6 million as of September 30, 2020 and December 31, 2019. Certain tax assessments against SSL for 2007 to 2010 have been settled, resulting in our having received during the second and third quarters of 2019 refunds of prior indemnification payments totaling $1.8 million. The remaining receivable as of September 30, 2020 represents the excess of payments to date over the estimated fair value of the remaining liability for our indemnification of SSL pre-closing taxes where the final amounts have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Our condensed consolidated balance sheets include liabilities of $0.1 million as of September 30, 2020 and December 31, 2019 for indemnification liabilities relating to the sale of GdB.

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

Lease costs expensed for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Rent Expense	$174	$171	$521	$505

Lease payments for the nine months ended September 30, 2020 were $0.5 million. The remaining lease term as of September 30, 2020 is 9 months and we used a discount rate of 7.5% to compute the lease liability. The right-of-use asset is being amortized over the life of the lease.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a reconciliation of the lease liability to future lease payments as of September 30, 2020 (in thousands):

2020 (October 1, 2020 to December 31, 2020)	$175
2021 (January 1, 2021 to June 30, 2021)	350
Total operating lease payments	525
Less: Interest	(12)
Operating lease liability	$513

Amounts recognized in Balance Sheet
Other current liabilities	$513

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

Various funds affiliated with MHR and Dr. Rachesky held, as of September 30, 2020 and December 31, 2019, approximately 39.9% of the outstanding voting common stock and 58.4% of the combined outstanding voting and non-voting common stock of Loral.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven-years with an automatic renewal for an additional seven-year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven-year term. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three-month periods ended September 30, 2020 and 2019 and $3.8 million for each of the nine-month periods ended September 30, 2020 and 2019. For each of the nine-month periods ended September 30, 2020 and 2019, Loral received payments in cash from Telesat, net of withholding taxes, of $3.6 million for consulting fees.

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

Other

We own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. On July 1, 2020, Loral, XTAR and Hisdesat restructured their relationship (see Note 5). As part of the restructuring, XTAR and Loral terminated the Loral Management Agreement pursuant to which Loral provided general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. As of December 31, 2019, amounts due to Loral, primarily due to the Loral Management Agreement, were $6.7 million, and we had an allowance of $6.6 million against these receivables. On July 2, 2020, Loral received from XTAR $5.9 million in full and final settlement of the past due receivable outstanding of $6.6 million under the Loral Management Agreement. As of September 30, 2020, Loral had a $0.1 million receivable from XTAR.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. For each of the three and nine month periods ended September 30, 2020 and 2019, Mr. Targoff earned consulting fees of $360,000 and $1,080,000, respectively, and reimbursed Loral net expenses of $11,250 and $33,750, respectively.

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

Overview

Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations primarily through its ownership interest in Telesat Canada (“Telesat”), a leading global satellite operator. Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations. Loral holds a 62.7% economic interest and a 32.6% voting interest in Telesat as of September 30, 2020.

At September 30, 2020, Telesat, with approximately $2.1 billion of backlog, provided satellite services to customers from its fleet of 16 in-orbit geostationary satellites and the Canadian Ka-band payload on the ViaSat-1 satellite. Telesat is also developing a global constellation of low earth orbit (“LEO”) satellites. In January 2018, Telesat launched a Ka-band satellite into low earth orbit as part of its plans to deploy an advanced, global LEO constellation. This satellite is being used to perform testing and live demonstrations of certain features of Telesat’s LEO system design with existing Telesat customers and potential suppliers of Telesat LEO system hardware. These satellite leaders will be able to experience key advantages of Telesat’s LEO system — including ultra-low latency and high speeds — and assess the role Telesat’s constellation can play in their next-generation broadband networks.

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

In May 2019, Telesat entered into an agreement with the GoC pursuant to which the GoC will contribute up to CAD 85 million through July 31, 2023 to support the development of the Telesat LEO constellation. For the nine months ended September 30, 2020, Telesat received CAD 10.2 million relating to the agreement from the GoC.

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

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. For the nine months ended September 30, 2020, approximately 53.3% of Telesat’s revenues, 45.9% of its operating expenses, 100% of its interest expense and the majority of its capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated indebtedness and cash and short term investments. As of September 30, 2020, Telesat’s U.S. dollar denominated debt totaled $2.84 billion. As of September 30, 2020, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar on financial assets and liabilities would have increased (decreased) Telesat’s net income by approximately $121.6 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Other

We own 56% of XTAR, LLC (“XTAR”) a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. Prior to July 1, 2020, XTAR owned and operated an X-band satellite, XTAR–EUR (the “Satellite”) located at the 29° E.L. orbital slot (“the “Orbital Slot”). In addition, prior to July 1, 2020, XTAR leased from Hisdesat 7.2 72MHz X-band transponders on the Spainsat satellite located at 30° W.L. (the “Transponder Lease”). For services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee under a management agreement with Loral (the “Loral Management Agreement”). As of December 31, 2019, the amount due to Loral under the Loral Management Agreement was $6.6 million, and we had an allowance of $6.6 million against this receivable.

On July 1, 2020, Loral, XTAR and Hisdesat restructured their relationship, including, among other things, the following: (i) Hisdesat purchased the Satellite and certain assets related to operation of the Satellite (the “Purchased Assets”) from XTAR; (ii) XTAR’s agreement with Hisdesat to operate the Satellite at the Orbital Slot was terminated and the rights and licenses to operate the Satellite at the Orbital Slot reverted to Hisdesat; (iii) the Transponder Lease was terminated; (iv) XTAR and Hisdesat entered into an agreement under which XTAR will continue to market and sell capacity on the Satellite and on the Spainsat satellite; (v) XTAR and Loral terminated the Loral Management Agreement; and (vi) Loral granted to Hisdesat an option to acquire for nominal consideration, subject to receipt of all required regulatory approvals, Loral’s membership interests in XTAR. This option has not yet been exercised by Hisdesat. On July 2, 2020, Loral received from XTAR $5.9 million from the proceeds of the sale of the Purchased Assets in full and final settlement of the past due receivable outstanding of $6.6 million under the Loral Management Agreement. As a result, the Company recorded a $5.9 million recovery of an affiliate doubtful receivable and a corresponding reduction in its allowance for doubtful accounts for the three and nine month periods ended September 30, 2020. As of September 30, 2020, Loral had a $0.1 million receivable from XTAR.

COVID-19

On March 11, 2020, the World Health Organization designated the recent novel coronavirus (“COVID-19”) as a global pandemic. Various policies and initiatives have been implemented worldwide to reduce the global transmission of COVID-19, including the promotion of social distancing and the adoption of remote working policies.

Although the COVID-19 pandemic has had a limited impact on Telesat’s and our ability to operate our respective businesses, Telesat’s customers in the maritime, aeronautical and energy markets have been significantly impacted by the pandemic. At the request of some of these customers, Telesat has agreed to amend terms of certain of their contracts to mitigate the adverse financial impact that COVID-19 is having on their respective businesses. These arrangements will have an adverse impact on Telesat’s revenues in the near term. While not sufficient to offset adverse impacts referred to above, Telesat has experienced some increased demand for services as a result of COVID-19, primarily from government, and government-sponsored broadband requirements. In addition, certain of Telesat’s maritime and aeronautical customers have commenced voluntary bankruptcy proceedings. As a result, Telesat has had to record a provision for bad debt expense for certain accounts receivable with these customers given the risk that Telesat may not receive payment for all, or substantially all, of the amounts owed to it. Further, bankruptcy laws permit these customers to choose to reject any existing contracts into which they have entered. To the extent they choose to reject their contracts with Telesat, their obligations under those contracts would be voided and Telesat’s revenues would be adversely impacted. For additional details on risks associated with the current outbreak of COVID-19, refer to Part II, Other Information – Item 1A. Risk Factors.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, and on April 24, 2020, the Paycheck Protection Program and Healthcare Enhancement Act was signed into law (collectively, the “COVID-19 Acts”). The COVID-19 Acts provide a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The COVID-19 Acts reduced our income tax provision by approximately $5.7 million for the nine months ended September 30, 2020. We continue to monitor any other effects that may result from the COVID-19 Acts.

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

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the nine months ended September 30, 2020.

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

The following compares our consolidated results for the three months ended September 30, 2020 and 2019 as presented in our financial statements:

Operating Income (Loss)

	Three Months Ended
	September 30,
	2020	2019

	(In thousands)
General and administrative expenses	$(1,725)	$(1,615)
Recovery of affiliate doubtful receivable	5,854	—
Operating income (loss)	$4,129	$(1,615)

For the three months ended September 30, 2020, we had operating income of $4.1 million primarily due to the receipt of $5.9 million from XTAR in full and final settlement of the past due receivable outstanding of $6.6 million under the Loral Management Agreement. General and administrative expenses were comparable for the three months ended September 30, 2020 and 2019.

Interest and Investment Income

	Three Months Ended
	September 30,
	2020	2019

	(In thousands)
Interest and investment income	$16	$1,406

Interest and investment income decreased by $1.4 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due to the lower cash balance resulting primarily from payment of a cash dividend of $170.1 million in May 2020 and lower interest rates earned on the cash balance during the third quarter of 2020 as compared to 2019.

Other Expense

	Three Months Ended
	September 30,
	2020	2019

	(In thousands)
Other expense	$2,300	$1,048

Other expense for the three months ended September 30, 2020 and 2019 was primarily composed of expenses related to strategic initiatives.

Income Tax Provision

	Three Months Ended
	September 30,
	2020	2019

	(In thousands)
Income tax provision	$(309)	$(1,275)

For the three months ended September 30, our income tax provision is summarized as follows: (i) for 2020, we recorded a current provision of $0.3 million and a deferred tax provision of an insignificant amount, resulting in a net tax provision of $0.3 million, and (ii) for 2019, we recorded a current tax provision of $1.8 million and a deferred tax benefit of $0.5 million resulting in a net tax provision of $1.3 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax results for the nine month periods ended September 30, 2020 and 2019 (after adjusting for certain tax items that are discrete to each period). This amount is then reduced by the tax benefit (provision) recorded for the six month periods ended June 30, 2020 and 2019. The current income tax provision for each period includes our anticipated income tax liability related to Global Intangible Low Taxed Income (“GILTI”) from Telesat and our provision for uncertain tax positions (“UTPs”). The deferred income tax provision for each period includes the impact of equity in net income of affiliates from our condensed consolidated statement of operations and the periodic effect of our accounting for GILTI. The deferred income tax provision for 2020 is net of a $2.2 million benefit from the Coronavirus Aid, Relief, and Economic Security Act which was signed into law on March 27, 2020.

To the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

Equity in Net Income of Affiliates

	Three Months Ended
	September 30,
	2020	2019

	(In thousands)
Telesat	$49,645	$8,784

As of September 30, 2020, we held a 62.7% economic interest and a 32.6% voting interest in Telesat. Loral’s equity in net income (loss) of Telesat is based on our proportionate share of Telesat’s results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in U.S. dollars. The amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income of Telesat. Our equity in net income of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”) and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets.

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars and U.S. dollars for the three months ended September 30, 2020 and 2019 follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	202,830	237,894	152,081	180,180
Operating expenses	(44,421)	(38,235)	(33,322)	(29,038)
Depreciation and amortization	(59,884)	(68,976)	(44,888)	(52,259)
Other operating expense	(34)	(60)	(26)	(45)
Operating income	98,491	130,623	73,845	98,838
Interest expense	(50,288)	(61,018)	(37,715)	(46,239)
Foreign exchange gain (loss)	66,909	(33,412)	48,943	(24,702)
Gain (loss) on financial instruments	419	(5,447)	246	(4,244)
Other income	2,011	5,939	1,524	4,497
Income tax provision	(12,140)	(20,628)	(9,053)	(15,548)
Net income	105,402	16,057	77,790	12,602
Average exchange rate for translating Canadian dollars
to U.S. dollars (1 U.S. dollar equals)	1.3345	1.3199

Telesat’s revenue decreased by $28.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due primarily to the reduction of service for a North American DTH customer, revenue associated with short-term services provided to another satellite operator which did not recur in 2020, lower revenue due to the completion of an agreement that provided for a prepayment for enterprise services which was accounted for as having a significant financing component and lower revenue associated with the restructuring of certain contracts due to the impact of the COVID-19 pandemic on certain customers.

Telesat’s operating expenses increased by $4.3 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 principally due to higher wages related to hiring of additional employees primarily to support the LEO program, higher professional fees and higher licensing and filing fees, partially offset by lower expenses related to development of Telesat’s planned LEO constellation, net of amounts to be reimbursed under a grant from the Canadian government, lower provision for bad debt expense, lower bonuses and lower consultancy related expenses.

Telesat’s depreciation and amortization decreased by $7.4 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily due to the end of useful life, for accounting purposes, of the Anik F2 satellite in the fourth quarter of 2019.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

The following compares our consolidated results for the nine months ended September 30, 2020 and 2019 as presented in our financial statements:

Operating Income (Loss)

	Nine Months Ended
	September 30,
	2020	2019

	(In thousands)
General and administrative expenses	$(5,174)	$(5,115)
Recovery of affiliate doubtful receivable	5,854	—
Operating income (loss)	$680	$(5,115)

For the nine months ended September 30, 2020, we had operating income of $0.7 million primarily due to the receipt of $5.9 million from XTAR in full and final settlement of the past due receivable outstanding of $6.6 million under the Loral Management Agreement, partially offset by general and administrative expenses. General and administrative expenses were comparable for the nine months ended September 30, 2020 and 2019.

.

Interest and Investment Income

	Nine Months Ended
	September 30,
	2020	2019

	(In thousands)
Interest and investment income	$1,045	$4,574

Interest and investment income decreased by $3.5 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due to the lower cash balance resulting primarily from payment of a cash dividend of $170.1 million in May 2020 and lower interest rates earned on the cash balance during the first nine months of 2020 as compared to 2019.

Other Expense

	Nine Months Ended
	September 30,
	2020	2019

	(In thousands)
Other expense	$6,440	$3,019

Other expense for the nine months ended September 30, 2020 and 2019 was primarily composed of expenses related to strategic initiatives.

Income Tax Provision

	Nine Months Ended
	September 30,
	2020	2019

	(In thousands)
Income tax provision	$(956)	$(5,501)

For the nine months ended September 30, our income tax provision is summarized as follows: (i) for 2020, we recorded a current provision of $1.2 million and a deferred tax benefit of $0.2 million, resulting in a net tax provision of $1.0 million and (ii) for 2019, we recorded a current and deferred tax provision of $2.7 million and $2.8 million, respectively, resulting in a total tax provision of $5.5 million.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax results for the nine month periods ended September 30, 2020 and 2019 (after adjusting for certain tax items that are discrete to each period). The current income tax provision for each period includes our anticipated income tax liability related to GILTI from Telesat and our provision for UTPs. The deferred income tax provision for each period includes the impact of equity in net income of affiliates from our condensed consolidated statement of operations and the periodic effect of our accounting for GILTI. The deferred income tax benefit for 2020 includes a benefit of $5.7 million from the Coronavirus Aid, Relief, and Economic Security Act which was signed into law on March 27, 2020.

To the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

Equity in Net Income of Affiliates

	Nine Months Ended
	September 30,
	2020	2019

	(In thousands)
Telesat	$9,086	$92,066

The following is a reconciliation of the changes in our investment in Telesat for the nine months ended September 30, 2020:

	Nine Months Ended
	September 30, 2020
	(In thousands)
Balance, January 1, 2020		$90,184
Components of equity in net income of Telesat:
Equity in net income of Telesat	$6,367
Eliminations of affiliate transactions and related amortization	2,719	9,086
Equity in Telesat-related other comprehensive income		6,132
Balance, September 30, 2020		$105,402

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars and U.S. dollars as of September 30, 2020 and December 31, 2019 and for the nine months ended September 30, 2020 and 2019 follows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019

	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	1,319,893	1,139,605	990,985	877,294
Total assets	5,453,857	5,365,307	4,094,795	4,130,337
Current liabilities	201,976	161,357	151,645	124,217
Long-term debt, including current portion	3,762,402	3,684,873	2,824,838	2,836,700
Total liabilities	4,592,481	4,552,467	3,448,067	3,504,594
Shareholders’ equity	861,376	812,840	646,728	625,743
Period end exchange rate for translating Canadian
dollars to U.S. dollars (1 U.S. dollar equals)	1.3319	1.2990

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	620,890	693,059	460,407	520,819
Operating expenses	(139,870)	(136,445)	(103,717)	(102,536)
Depreciation and amortization	(179,812)	(206,308)	(133,336)	(155,036)
Other operating expense	(246)	(147)	(182)	(110)
Operating income	300,962	350,159	223,172	263,137
Interest expense	(156,363)	(185,733)	(115,947)	(139,574)
Foreign exchange (loss) gain	(100,315)	98,091	(74,387)	73,713
Loss on financial instruments	(15,701)	(54,052)	(11,643)	(40,619)
Other income	10,081	16,771	7,476	12,603
Income tax provision	(24,961)	(35,375)	(18,509)	(26,584)
Net income	13,703	189,861	10,162	142,676
Average exchange rate for translating Canadian dollars
to U.S. dollars (1 U.S. dollar equals)	1.3495	1.3309

Telesat’s revenue decreased by $60.4 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due primarily to the reduction of service for a North American DTH customer, lower revenue due to the completion of an agreement that provided for a prepayment for enterprise services which was accounted for as having a significant financing component and lower revenue associated with short-term services provided to other satellite operators.

Telesat’s operating expenses increased by $1.2 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to higher wages related to hiring of additional employees primarily to support the LEO program, higher pension expense, higher professional fees, higher provision for bad debt expense and higher in-orbit insurance, partially offset by lower expenses related to development of Telesat’s planned LEO constellation, net of amounts to be reimbursed under a grant from the Canadian government and lower consultancy related expenses.

Telesat’s depreciation and amortization decreased by $21.7 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to the end of useful life, for accounting purposes, of the Anik F2 satellite in the fourth quarter of 2019.

In the third quarter of 2019, we recorded an out-of-period correction to decrease our investment in Telesat and increase other comprehensive loss by $22.1 million. This non-cash adjustment was made to record the cumulative translation adjustment on our investment in Telesat from November 2007, when we first acquired our ownership interest in Telesat, to December 31, 2018. The adjustment resulted from translating our share of Telesat’s equity from Canadian dollars to U.S. dollars at historical foreign exchange rates in accordance with ASC 830, Foreign Currency Matters, as required by ASC 323, Investments – Equity Method and Joint Ventures. Previously, we translated our share of Telesat’s equity from Canadian dollars to U.S. dollars at current foreign exchange rates at each balance sheet date. This adjustment had no effect on our equity in net income (loss) of Telesat for any current or prior reporting period. The Company has not revised its financial statements for prior periods for this adjustment, including for the three and nine months ended September 30, 2019, based on its belief that the effect of such adjustment is not material to the financial statements taken as a whole.

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

Backlog

Telesat’s backlog as of September 30, 2020 and December 31, 2019 was $2.1 billion and $2.5 billion, respectively.

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

Cash and Available Credit

At September 30, 2020, Loral had $83.4 million of cash and cash equivalents and no debt. The Company’s cash and cash equivalents as of September 30, 2020 decreased by $175.7 million from December 31, 2019 due primarily to payment of a cash dividend of $170.1 million in May 2020, corporate expenses of $5.0 million adjusted for changes in working capital and net of consulting fees from Telesat, payments of $6.1 million related to strategic initiatives and pension and other post-retirement funding of $1.7 million, partially offset by $5.9 million received from XTAR for a past due receivable and $1.4 million of interest and investment income. A discussion of cash changes by activity is set forth in the sections “Net Cash (Used in) Provided by Operating Activities” and “Net Cash Used in Financing Activities.”

Loral did not have a credit facility as of September 30, 2020 and December 31, 2019.

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

Telesat

Cash and Available Credit

As of September 30, 2020, Telesat had CAD 1.2 billion of cash and short-term investments as well as approximately $200 million of borrowing availability under its revolving credit facility.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of September 30, 2020, cash flows from operating activities, and drawings on the revolving credit facility under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including capital requirements and required interest and principal payments on debt.

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

Debt

Telesat’s debt as of September 30, 2020 and December 31, 2019 was as follows:

			September 30,	December 31,
	Maturity	Currency	2020	2019

			(In thousands)
Senior Secured Credit Facilities:
Revolving credit facility	December 2024	USD or CAD equivalent	$—	$—
Term Loan B - U.S. facility	December 2026	USD	1,894,186	1,908,500
4.875% Senior secured notes	June 2027	USD	400,000	400,000
6.5% Senior notes	October 2027	USD	550,000	550,000
			2,844,186	2,858,500
Less: Deferred financing costs and
prepayment options			(59)	(302)
Total debt under international financial
reporting standards			2,844,127	2,858,198
U.S. GAAP adjustments			(19,289)	(21,498)
Total debt under U.S. GAAP			2,824,838	2,836,700
Current portion			16,400	16,480
Long-term portion			$2,808,438	$2,820,220

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

Telesat’s senior secured credit facilities are comprised of the following facilities:

i— Revolving Credit Facility

Telesat’s revolving credit facility (“Revolving Facility”) is a $200 million loan facility available in either U.S. dollar or Canadian dollar equivalent, maturing in December 2024. Loans under the Revolving Facility bear interest at a floating interest rate. For Canadian Prime Rate and Alternative Base Rate (“ABR”) loans, an applicable margin ranging from 0.75% to 1.25% is applied to the Prime Rate and ABR as these interest rates are defined in the senior credit facilities. For Bankers’ Acceptance (“BA”) Loans and Eurodollar Loans, an applicable margin ranging from 1.75% to 2.25% is applied to either the BA interest rate or LIBOR. The rates on the Revolving Facility vary depending upon the results of the first lien leverage ratio. Telesat’s Revolving Facility currently has an unused commitment fee that ranges from 25 to 37.5 basis points per annum, depending upon the result of the total leverage ratio. As of September 30, 2020, other than approximately CAD 0.2 million in drawings related to letters of credit, there were no borrowings under this facility.

ii— Term Loan B — U.S. Facility

Telesat’s term loan B — U.S. facility (“U.S. TLB Facility”) is a $1,908.5 million facility maturing in December 2026. As of September 30, 2020, $1,894.2 million of this facility was outstanding, which represents the full amount available. The borrowings under Telesat’s U.S. TLB Facility bear interest at a floating rate of either: (i) LIBOR as periodically determined for interest rate periods selected by Telesat in accordance with the terms of the senior secured credit facilities plus an applicable margin of 2.75%; or (ii) Alternative Base Rate as determined in accordance with the terms of the senior secured credit facilities plus an applicable margin of 1.75%.

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

As of September 30, 2020, Telesat was in compliance with the financial covenants of its senior secured credit facilities, the indenture governing its senior secured notes and the indenture governing its senior notes.

Debt Service Cost

Telesat’s interest expense for the year ending December 31, 2020 is expected to be approximately CAD 175.5 million. The interest expense excludes the amortization of Telesat’s deferred financing costs and prepayment options.

Derivatives

Telesat uses, from time to time, interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

As of September 30, 2020, Telesat had two outstanding interest rate swaps which hedge the interest rate risk associated with the variable interest rate on $900 million of U.S. denominated Term Loan B borrowings. These contracts, which mature in September 2021 and September 2022, are at fixed interest rates of 1.95% and 2.04%, respectively, excluding applicable margin. As of September 30, 2020, the fair value of the interest rate swaps was a liability of $16.7 million.

Telesat also has foreign currency embedded derivatives in its purchase contracts with suppliers and sales contracts with customers as a result of some of these contracts being denominated in a currency other than the functional currency of the substantial parties to the respective contract. The fair value of these foreign currency embedded derivatives as of September 30, 2020 was a net liability of $1.7 million.

Development Costs and Capital Expenditures

Telesat has entered into contracts for the development of its LEO constellation and other capital expenditures. The outstanding commitments associated with these contracts were approximately CAD 177.4 million as of September 30, 2020. These expenditures may be funded from some or all of the following: cash and short-term investments; cash flow from operating activities; cash flow from customer prepayments or funds available under the revolving credit facility.

Statements of Cash Flows

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $5.6 million for the nine months ended September 30, 2020, consisting primarily of a $10.8 million cash use attributable to net income adjusted for non-cash operating items, a $0.9 million decrease in income taxes payable, net of refunds receivable, and a $1.8 million decrease in pension and other post-retirement liabilities, partially offset by a receipt of $5.9 million from XTAR for a past due receivable and a $2.2 million increase in other liabilities.

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

Net cash provided by operating activities from discontinued operations was $1.8 million for the nine months ended September 30, 2019 attributable to a tax indemnification recovery related to the sale of SSL.

Net Cash Used in Financing Activities

Net cash used in financing activities was $170.1 million for the nine months ended September 30, 2020 attributable to the payment of a cash dividend to common shareholders in May 2020.

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

Item 4. Disclosure Controls and Procedures

(a)	Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission rules and forms.

(b)	Internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Telesat’s or our business and results of operations have been and may continue to be adversely affected by the current outbreak of COVID-19, and by measures taken to prevent its spread, including restrictions on travel, imposition of quarantines, cancellation of events, remote working, and closure of workplaces and other businesses. Telesat’s or our business and results of operations may also be negatively impacted by the adverse effect that COVID-19 has had and may continue to have on global economic activity, which may include a period of prolonged global or regional economic slowdowns or recessions. The extent of the impact of COVID-19 is subject to change and dependent on many factors, including, among others, the duration of the pandemic and the measures that may be implemented by, or that may be imposed upon, us, Telesat and Telesat’s customers and suppliers in response to the pandemic, and is therefore difficult to predict. COVID-19 could also impact Telesat’s or our ability to attract capital to finance business strategies, such as the development of Telesat’s LEO constellation and related network, and also could increase Telesat’s cost of borrowing.

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

Telesat’s and our corporate headquarters and many of Telesat’s other offices and facilities, are located in jurisdictions that instituted work from home and social distancing requirements. These restrictions adversely impacted the ability of Telesat’s and our employees to travel to their places of work, and, in the case of Telesat employees, to customer locations and to supplier facilities. Telesat and we enacted work from home policies for our respective employees effective March 16, 2020, which in the case of Telesat are ongoing; in our case, although we have adopted a plan for re-opening of our office in accordance with local regulations and guidance, our employees are nevertheless encouraged to work, and are generally still working, remotely. Telesat has also implemented processes that allow for a minimum number of its employees to be present at Telesat’s facilities, primarily in an attempt to further ensure that its satellite control and network operations are not impacted. To date, Telesat and we have maintained our respective operations without any known adverse impact on operations. The future effects of the COVID-19 pandemic on Telesat and us are dependent on many factors, including, among others, the duration and severity of the pandemic, whether a significant number of Telesat’s or our respective employees supporting critical operations were to contract COVID-19, whether the current measures to prevent the spread of COVID-19 continue, and whether new restrictions are imposed; the extent of the continuing impact of the COVID-19 pandemic on Telesat’s or our business and results of operations is, therefore, difficult to predict. In the event that Telesat’s or our ability to operate our respective businesses is adversely impacted by the COVID-19 pandemic or by measures taken to prevent its spread, Telesat’s revenue and Telesat’s or our financial performance could be adversely affected.

The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

The following exhibits are filed as part of this report:

31.1	—	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	—	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 has been formatted in Inline XBRL.

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

Date: November 5, 2020