Form 10-K
period 2020-12-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2021-03-09
CIK 1006269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14180

LORAL SPACE & COMMUNICATIONS INC.

(Exact name of registrant specified in its charter)

Jurisdiction of incorporation: Delaware

IRS identification number: 87-0748324

600 Fifth Avenue

New York, New York 10020

Telephone: (212) 697-1105

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $.01 par value	LORL	Nasdaq Global Select Market
Preferred Stock Purchase Rights		Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ☒

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

Large accelerated filer ◻	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the common stock, the only common equity of the registrant currently issued and outstanding, held by non-affiliates of the registrant was approximately $248,376,482.

At March 5, 2021, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE AND COMMUNICATIONS INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2020

RISK FACTOR SUMMARY

Our business is subject to a number of risks of which you should be aware before making an investment decision. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report.

Risks Relating to the Integration Transaction

●The announcement and pendency of the integration transaction may adversely affect our business, financial condition and results of operations.

●The anticipated benefits of the Transaction may not be realized fully or at all, or may take longer to realize than expected.

Financial, Capital Structure and Telesat Investment Risk Factors

●Our equity investment in Telesat may be at risk because of Telesat’s leverage, which may increase and reduce Telesat’s financial flexibility.
●While we own 62.6% of Telesat on an economic basis, we own only 32.6% of its voting stock and therefore do not have the right to elect or appoint a majority of the members of its Board of Directors and our interests and those of the other Telesat shareholders may diverge or conflict.
●Loral is a holding company with no current operations, and as such, may not receive sufficient cash flow from our affiliates or be able to incur sufficient borrowings to meet our financial obligations.
●Our voting common stock could be delisted by Nasdaq as a result of not having held an annual meeting of stockholders within 12 months of the end of our fiscal year on December 31, 2019.

Risks Factors Associated with Satellite Services

●Telesat’s in-orbit satellites may fail to operate as expected due to operational anomalies resulting in lost revenues, increased costs and/or termination of contracts. Some of Telesat satellites have experienced in-orbit anomalies.
●Changes in consumer demand for traditional television services and expansion of terrestrial networks have adversely impacted the growth in subscribers to direct-to-home television services in North America, which may adversely impact future revenues.
●Fluctuations in available satellite capacity could adversely affect Telesat’s results.
●Significant and intensifying competition in the satellite industry and from other providers of communications capacity could result in a loss of revenues and a decline in profitability of Telesat if it fails to compete effectively.
●Changes in technology could have a material adverse effect on Telesat’s results.
●There are numerous risks and uncertainties associated with the planned Telesat Lightspeed constellation, including risks associated with failing to develop the necessary commercial and service operational capabilities in connection therewith.
●There are numerous risks related to monetizing C-band spectrum, and Telesat may not be able to do so in a timely way or at all.

●The actual orbital maneuver lives of Telesat’s satellites may be shorter than Telesat anticipates, and Telesat may be required to reduce available capacity on its satellites prior to the end of their orbital maneuver lives.
●Telesat’s insurance will not protect it against all satellite-related losses. Further, Telesat may not be able to renew insurance on its existing satellites or obtain insurance on future satellites on acceptable terms or at all, and, for certain of Telesat’s existing satellites, Telesat has elected to forego obtaining insurance.
●Telesat derives a substantial amount of its revenues from only a few of its customers. A loss of, or default by, one or more of these major customers, or a material adverse change in any such customer’s business or financial condition, could materially reduce Telesat’s future revenues and contracted backlog.

●Telesat’s business is capital intensive and Telesat may not be able to raise adequate capital to finance its business strategies, or Telesat may be able to do so only on terms that significantly restrict its ability to operate its business.

●Telesat’s satellite launches may be delayed, it may suffer launch failures or its satellites may fail to reach their planned orbital locations. Any such issue could result in the loss of a satellite or cause significant delays in the deployment of the satellite which could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

●Because Telesat’s satellites are complex and are deployed in complex environments, Telesat’s satellites may have defects that are discovered only after full deployment, which could seriously harm Telesat’s business.

●Spectrum values historically have been volatile, which could cause the value of Telesat’s business to fluctuate.

●Telesat operates in a highly regulated industry and government regulations may adversely affect its ability to sell its services, or increase the expense of such services or otherwise limit its ability to operate or grow its business.
●The planned Telesat Lightspeed constellation will depend on the use of spectrum; regulations governing non-geostationary orbit spectrum rights, including requirements to share spectrum, could also materially impact the Telesat Lightspeed constellation’s system capacity.

Other Risk Factors

●Threats to public health, and measures taken in response to them, may have an adverse effect on Telesat’s or our business and results of operations, including in respect of COVID-19.
●Interruption or failure of, or cyber-attacks on, Telesat’s or our information technology and communications systems could hurt Telesat’s or our ability to operate our respective businesses effectively, which could harm Telesat’s or our business and operating results.
●Telesat’s profitability may be adversely affected by swings in the global financial markets, which may have a material adverse effect on Telesat’s customers and suppliers, and Telesat’s financial results and our U.S. dollar reporting thereof will be affected by swings in the Canadian/U.S. dollar exchange rate.
●	The soundness of financial institutions and counterparties could adversely affect Telesat or us.

PART I

Item 1. Business

THE COMPANY

Overview

Loral Space & Communications Inc., together with its subsidiaries (“Loral,” the “Company,” “we,” “our” and “us”), is a leading satellite communications company engaged, through our ownership interests in affiliates, in satellite-based communications services.

Recent Developments

As previously disclosed, on November 23, 2020, Loral entered into a Transaction Agreement and Plan of Merger (as it may be amended from time to time, the “Transaction Agreement”) with Telesat Canada, a Canadian corporation (“Telesat”), Telesat Partnership LP, a limited partnership formed under the laws of Ontario, Canada (“Telesat Partnership”), Telesat Corporation, a newly formed corporation incorporated under the laws of the Province of British Columbia, Canada and the sole general partner of Telesat Partnership (“Telesat Corporation”), Telesat CanHold Corporation, a corporation incorporated under the laws of British Columbia, Canada and wholly owned subsidiary of Telesat Partnership (“Telesat CanHoldco”), Lion Combination Sub Corporation, a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Public Sector Pension Investment Board, a Canadian Crown corporation (“PSP”), and Red Isle Private Investments Inc., a Canadian corporation and wholly owned subsidiary of PSP (“Red Isle”), under which Merger Sub will merge with and into Loral, with Loral surviving the merger as a wholly owned subsidiary of Telesat Partnership (the “Merger”), and Loral stockholders receiving common shares of Telesat Corporation and/or units of Telesat Partnership that will be exchangeable for common shares of Telesat Corporation (the “Transaction”).

The Transaction Agreement contains a number of customary conditions that must be fulfilled to complete the Transaction, including (i) approval of (A) a majority of the outstanding Loral voting common stock and (B) a majority of the outstanding Loral voting common stock not held by MHR, PSP, any other party to the Transaction Agreement or certain of their respective affiliates; (ii) the parties having obtained certain regulatory consents and approvals; (iii) no legal proceedings having been commenced that would enjoin or prohibit the consummation of the Transaction; (iv) the listing of the Class A and Class B shares of Telesat Corporation on a U.S. securities exchange; (v) no “Material Adverse Effect” (as defined in the Transaction Agreement) having occurred; (vi) Telesat remaining in good standing with respect to its material debt obligations; (vii) the accuracy of certain representations (subject to certain qualifications as to materiality) and material performance of certain covenants by the parties, subject to specified exceptions; (viii) effectiveness of the registration statement on Form F-4 and the issuance of a receipt for each of the Canadian preliminary and final prospectuses in respect of the Transaction; (ix) no U.S., Canadian or Spanish governmental agency having commenced civil or criminal proceeding against Loral alleging that any member of the “Loral Group” has criminally violated any law, and no member of the “Loral Group” having been indicted or convicted for, or plead nolo contendere to, any such alleged criminal violation; (x) Loral remaining solvent and not having entered into any bankruptcy or related proceeding; and (xi) the delivery by the parties of certain closing deliverables. If the parties have confirmed that all the conditions are satisfied or waived (other than those conditions that by their terms are to be satisfied at the closing of the Transaction (the “Closing”), but which conditions are capable of being satisfied at the Closing), then PSP and Loral will each have the right to extend the Closing for any number of periods of up to 30 days each and no longer than 120 days in the aggregate, from the date on which the Closing otherwise would have occurred. If the Closing is extended, the Closing will occur on the first two consecutive business days commencing on the fifth business day after the expiration of the final extension period on which the conditions are satisfied or waived (other than the conditions (i) with respect to no “Material Adverse Effect” (as defined in the Transaction Agreement) having occurred, (ii) that by their terms are to be satisfied at the Closing, but subject to the satisfaction or waiver of such conditions at the Closing and (iii) if PSP extends the Closing, with respect to a civil or criminal legal proceeding alleging that Loral or any of its subsidiaries (excluding XTAR, LLC (“XTAR”) and Globalstar de Mexico, S. de R.L. de C.V. (“GdM”) and their subsidiaries), has criminally violated a law). Subject to the satisfaction of the conditions to Closing and any extensions described above, we expect to complete the Transaction in the third quarter of 2021.

Upon satisfaction of the terms and subject to the conditions set forth in the Transaction Agreement, the Transaction will result in the current stockholders of Loral, PSP and the other shareholders in Telesat (principally current or former management of Telesat) owning approximately the same percentage of equity in Telesat indirectly through Telesat Corporation and/or Telesat Partnership as they currently hold (indirectly in the case of Loral stockholders and PSP) in Telesat, Telesat Corporation becoming the publicly traded general partner of Telesat Partnership and Telesat Partnership indirectly owning all of the economic interests in Telesat, except to the extent that the other shareholders in Telesat elect to retain their direct interest in Telesat.

The Transaction Agreement provides certain termination rights for both Loral and PSP and further provides that, in certain circumstances, Loral may be required to pay to Red Isle a termination fee of $6,550,000 or $22,910,000, or to pay to PSP a “breach” fee of $40,000,000, in each case as provided in the Transaction Agreement.

Satellite Services

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations primarily through its ownership interest in Telesat, a leading global satellite operator. Telesat provides its satellite and communication services from a fleet of satellites in geosynchronous (“GEO”) orbit that occupy Canadian and other orbital locations. Telesat is also developing a planned global constellation of low earth orbit (“LEO”) satellites known as “Telesat Lightspeed.” Loral held a 62.6% economic interest and a 32.6% voting interest in Telesat as of December 31, 2020.

Overview of Telesat’s GEO Satellite Business

Telesat owns and leases a satellite fleet that operates in geostationary orbit, approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications.

At December 31, 2020, Telesat, with approximately $2.1 billion of backlog, provided satellite services to customers from its fleet of 15 in-orbit geostationary satellites and the Canadian Ka-band payload on the ViaSat-1 satellite. Telesat provides video distribution and direct-to-home (“DTH”) video, as well as end-to-end communications services using both satellite and hybrid satellite-ground networks.

Telesat’s GEO satellite fleet offers global coverage with a concentration over the Americas. Telesat has a leading position in the North American satellite video distribution market. Telesat’s GEO satellite fleet and ground infrastructure provide a platform supporting (i) strong video distribution and DTH neighborhoods in North America with blue chip customers and significant contracted backlog, and (ii) connectivity satellite services for customers around the world for backhaul, corporate networks, maritime and aero services, and video distribution and contribution.

Telesat offers its suite of GEO satellite services to more than 400 customers worldwide, which include some of the world’s leading DTH service providers, ISPs, network service integrators, telecommunications carriers, corporations and government agencies. Telesat has established long-term, collaborative relationships with its customers and has developed a reputation for innovation, reliability, and outstanding customer service.

In addition, the orbital locations occupied by Telesat’s GEO satellites provide Telesat with an advantageous position in the markets in which Telesat operates due to the scarcity of available satellite spectrum and the strong neighborhoods Telesat has developed at these locations. As such, Telesat believes its global satellite fleet, access to desirable orbital locations and spectrum rights and strong relationships with its customers position Telesat to maintain its industry leading position as a provider of GEO satellite services, generate significant and predictable cash flows, and capitalize on the growth drivers in the satellite industry and the markets Telesat serves.

Telesat Lightspeed

After decades of developing and successfully operating its GEO satellite services business, Telesat has commenced the development of what it believes will be the world’s most advanced constellation of LEO satellites and integrated terrestrial infrastructure, called “Telesat Lightspeed” — a platform designed to revolutionize the provision of global broadband connectivity. LEO satellites operate in a circular orbit around the earth with an altitude typically between 500 and 870 miles. Unlike geostationary satellites that operate in a fixed orbital location above the equator, LEO satellites travel around the earth at high velocities requiring antennas on the ground to track their movement. LEO satellite systems have the potential to offer a number of advantages over geostationary satellites to meet growing requirements for broadband services, both consumer and commercial, by providing increased data speeds and capacity, global coverage, and latency on par with or potentially better than terrestrial services.

Telesat Lightspeed has the potential to transform global satellite and terrestrial communications industries, dramatically increasing Telesat’s addressable market from approximately US$18 billion to approximately US$365 billion and significantly expanding its growth potential. Telesat seeks to benefit from its historically strong and stable GEO-based satellite business and, by continuing to develop and deploy Telesat Lightspeed, capitalize on the growing demand for global broadband connectivity.

Telesat has been developing Telesat Lightspeed with industry-leading partners for over five years in order to optimize and de-risk Lightspeed’s performance. Telesat Lightspeed has been optimized to serve the fast-growing broadband connectivity requirements of fixed and mobile network operators, aeronautical and maritime users, enterprise customers and governments. Telesat expects to begin launching the first Telesat Lightspeed satellites in approximately two years, with customer beta testing beginning shortly thereafter and commercial services commencing in the second half of 2023.

Telesat Lightspeed is expected to consist of 298 state-of-the-art interconnected LEO satellites coupled with a sophisticated and integrated terrestrial infrastructure to create a fiber-like broadband network for commercial and government users worldwide. Telesat’s fleet is expected to be composed of 78 polar-orbit satellites and 220 inclined-orbit satellites, providing full global coverage but concentrating capacity over geographic regions of highest demand. Additional satellites and ground facilities can be added to the network to meet increased user demand as and when required.

In January 2018, Telesat’s first LEO satellite was successfully launched into orbit. This Phase 1 LEO satellite has demonstrated certain key features of the Telesat Lightspeed system design, specifically the capability of the satellite and customer terminals to deliver a low latency broadband experience. Telesat also installed ground infrastructure at Telesat’s teleport in Allan Park in Canada to support testing with a variety of existing and prospective customers and potential suppliers of the Telesat Lightspeed system hardware who have been participating in trials since the second half of 2018. Telesat has received positive feedback from customers.

In February 2021, Telesat announced that Telesat entered into an agreement with Thales Alenia Space (“TAS”) to be the prime manufacturer of the Telesat Lightspeed constellation and that TAS and its affiliate Telespazio have made a Lightspeed capacity commitment in connection with the agreement. Under the terms of the agreement, the parties have provided for continued progress of the program while the financing for the project is being finalized. The execution of the definitive manufacturing agreement, the commencement of full construction activities and the final constellation deployment schedule are subject to, and conditional upon, the progress of the financing for the program.

In February 2021, Telesat announced that it had selected MDA Communications Holdings, Inc. (“MDA”) to manufacture the phased array antennas to be incorporated into the Telesat Lightspeed satellites. Under the terms of the agreement Telesat has entered into with MDA, the parties have provided for continued progress of the program while the financing for the project is being finalized.

In February 2021, Telesat announced that Telesat entered into a Memorandum of Understanding (the “MOU”) with the government of Québec for an investment of CAD 400 million into Telesat Lightspeed. Under the terms of the MOU, the investment by the government of Québec will consist of CAD 200 million in preferred equity as well as a CAD 200 million loan. It is expected that a final agreement will be completed in the coming months.

Telesat continues to take a number of steps to continue to progress the Telesat Lightspeed business plan, including putting in place arrangements with launch providers, ground systems operators, and antenna manufacturers (to advance the development of economical and high efficiency antenna systems).

Telesat currently estimates that Telesat Lightspeed will require a capital investment of approximately $5 billion. Telesat anticipates diverse sources of financing to fund the development of Telesat Lightspeed, including (subject to compliance with Telesat’s borrowing covenants) Telesat’s current cash-on-hand, expected cash flows of Telesat’s GEO business, proceeds Telesat expects to receive from the repurposing of C-band spectrum, potential future equity issuance, and future borrowings, including from export credit agencies.

Telesat Services

Telesat earns the majority of its revenues by providing satellite-based services to customers who use these services for their own communications requirements or to provide video and data service solutions to customers further down the distribution chain. Telesat also earns revenue by providing ground-based transmit and receive services, selling equipment, installing, managing and maintaining satellite networks and providing consulting services in the field of satellite communications.

Telesat currently derives revenues from the following services:

Broadcast:

Telesat’s broadcast services business provided approximately 50.1% of its revenue for the year ended December 31, 2020. Telesat’s broadcast customers include North American DTH providers Bell TV, Shaw Direct, DISH Network and leading telecommunications and media firms such as Bell Media and NBC Universal. These services include:

DTH: The two major DTH service providers in Canada (Bell TV and Shaw Direct) exclusively use Telesat’s satellites as a distribution platform for satellite-delivered television programming, audio and information channels directly to their customers’ homes. In addition, two of Telesat’s satellites are used by DISH Network for DTH services in the United States.

Video distribution and contribution: Broadcasters, cable networks and DTH service providers use Telesat satellites for the full-time transmission of television programming, distributing content around the globe. Additionally, Telesat provides certain broadcasters and DTH service providers bundled, value-added services that include satellite capacity, digital encoding of video channels, authorization services and uplinking and downlinking services to and from Telesat satellites and earth station facilities.

Occasional use services: Occasional use services consist of satellite transmission services for the timely broadcast of video news, sports and other live event coverage on a short-term basis, enabling broadcasters to conduct on-the-scene transmissions using small, portable antennas.

Enterprise:

Telesat’s enterprise services provided approximately 47.5% of its revenue for the year ended December 31, 2020. Telesat’s enterprise customers include Bell Canada, BT, Cable & Wireless Communications, Claro S.A., Embratel, Global Eagle, Gogo, Hughes Network Systems, iForte, Leidos Innovations, Marlink, Northwestel, NSSL Global, OmniAccess, Orange, Panasonic, Speedcast, SSI Micro, Suncor Energy, Telefonica, Telenor, Telespazio, ViaSat and Xplornet. These services include:

Telecommunication carrier and integrator services: Telesat provides satellite capacity and end-to- end services for data and voice transmission to telecommunications carriers and integrators located throughout the world. These services include space segment services and terrestrial facilities for enterprise connectivity, internet backhaul, cellular backhaul and services such as rural telephony to telecommunications carriers and network services integrators around the world.

Maritime and aeronautical services: Telesat provides satellite capacity to customers serving the maritime and aeronautical markets, bringing broadband communications services to commercial airplanes and vessels.

Government services: Telesat provides services to the United States government, including through government service integrators. Telesat is also a significant provider of satellite services to the Canadian government.

Direct-to-consumer broadband services: Telesat provides satellite capacity to Xplornet in Canada, to ViaSat in the United States, and to HNS in South America, who each, in turn, use it to provide two-way broadband internet services directly to consumers.

Retail services: Telesat operates satellite and hybrid satellite/terrestrial networks that support retail activities in Canada¸ including point-of-sale and other applications. These services include installation and maintenance of the end user terminal as well as the provision of satellite capacity and other network elements

Resource services: Telesat provides communications services to geographically diverse locations, both on and off shore, for the oil and gas and mining industries.

Satellite operator services: Telesat provides satellite services to other satellite operators when they do not have adequate capacity to meet their customers’ needs. Telesat also, on occasion, will relocate one of its end-of-life satellites to the orbital location of another satellite operator on a short-term basis so that they can preserve their spectrum rights at that location.

Consulting and Other:

Telesat’s consulting and other category provided approximately 2.4% of its revenue for the year ended December 31, 2020. With more than 50 years of engineering and technical experience, Telesat is a leading consultant in establishing, operating and upgrading satellite systems worldwide. Telesat’s consulting customers have included Airbus, Lockheed Martin, MDA Geospatial Services, Mitsubishi Electric, The Defense Advanced Research Projects Agency (“DARPA”), ViaSat, as well as many regional satellite operators around the world. Telesat’s consulting operations allow it to realize operating efficiencies by leveraging the same employees and facilities used to support Telesat’s own satellite communication business.

Telesat Competitive Strengths

Telesat continues to be at the forefront of the satellite services industry, leading with outstanding customer service and a culture of engineering excellence and technological innovation. Telesat has a leading GEO business defined by one of the largest and most advanced satellite fleets in the world, occupying attractive orbital locations and offering high performing, mission critical services to hundreds of customers worldwide. Telesat is building upon this existing communications platform by developing Telesat Lightspeed with the aim of creating a transformative and industry-leading fiber-like broadband network for commercial and government users globally.

The following competitive strengths characterize Telesat’s business and provide a strong foundation for Telesat Lightspeed:

Telesat is a Leading Global Satellite Operator with 50+ Years of Heritage and a Blue Chip Customer Base

Telesat is a leading global satellite operator with over 50 years of operating experience. Telesat’s state-of-the-art GEO satellite fleet is comprised of 15 satellites and offers global satellite coverage with a concentration over the Americas. Through its deep commitment to customer service and focus on innovation and engineering excellence, Telesat developed strong and long-standing relationships with a diverse range of high-quality, blue chip customers globally. Telesat’s top ten customers have relied on Telesat for an average of 30 years, which Telesat believes is a testament to its outstanding customer service, innovative offerings and deep technical expertise.

Telesat Industry-Leading Engineering Expertise Driving Continuous Innovation

Telesat believes it has an unrivalled track-record of innovation, “firsts,” and commercial success in the global satellite industry, guided by one of the most experienced management teams in the industry. Telesat’s deep technical expertise and commercial focus has enabled Telesat to pioneer many of the industry’s most groundbreaking innovations. Telesat’s engineering excellence is also evidenced in part through its industry-leading satellite consulting activities. To date, Telesat has provided technical support to the development of more than 100 satellite systems for roughly 30 commercial and government customers worldwide, including expertise in satellite design, construction and launch. Telesat believes its accumulated experience and expertise in the design, procurement, launch, operation and commercialization of satellites is unparalleled and will continue to drive Telesat’s innovation into the future.

Telesat Portfolio of Strategic and Valuable Orbital Real Estate

Telesat’s GEO satellites occupy orbital locations that provide Telesat with an advantageous position in the markets in which it operates due to the scarcity of available satellite spectrum and the strong neighborhoods Telesat has developed at these locations. Access to these orbital locations, coupled with the high capital intensity of the satellite industry, creates barriers to entry in those markets. Telesat is licensed by the Department of Innovation, Science and Economic Development Canada (“ISED”) to occupy a number of key orbital locations that are well-suited to serve the Americas and support Telesat’s leading position in North America. Internationally, Telesat’s satellites occupy advantageous orbital locations that enable broad pan-regional service with interconnectivity between regions, promoting both intra- and inter- regional services. Telesat also has rights to additional spectrum, including at certain existing orbital locations.

Telesat has decades of experience in obtaining and maintaining the licenses and approvals required to operate its existing global satellite and ground station network. As such, Telesat is well positioned to obtain the regulatory approvals required to launch and operate Telesat Lightspeed consistent with Telesat’s commercial and financial objectives. Telesat has secured a license from the government of Canada to launch and operate a LEO satellite constellation using ~4 GHz of Ka-band spectrum, which has priority rights at the International Telecommunication Union (“ITU”). Ka-band spectrum is particularly well suited for high performance global broadband networks because it allows wider bandwidth, high data and efficient frequency reuse for user-beam services, as well as the feeder-link beams required to connect the satellites to landing stations. In general, Telesat’s ITU priority requires other LEO systems to ensure that they do not create interference for Telesat Lightspeed. This should allow Telesat Lightspeed to operate as designed, while requiring other systems to take measures, which may adversely impact their operating capabilities, to avoid interfering with Telesat Lightspeed operations. Telesat has also received other licenses and approvals for Telesat Lightspeed and is pursuing a market access plan in priority countries on a global basis.

Telesat also has rights to use C-band spectrum, which is also a critical spectrum band for 5G. This spectrum is currently the subject of regulatory proceedings in the United States and Canada, where a portion of this spectrum is being repurposed from satellite use to terrestrial wireless use. In the United States proceeding, Telesat has been awarded $344.4 million in accelerated clearing payments if Telesat undertakes certain tasks by specified deadlines. Telesat may also be eligible to receive funds to clear C-band spectrum in other countries, such as Canada, that would further strengthen Telesat’s financial position and enhance its ability to take advantage of strategic opportunities, such as deployment of Telesat Lightspeed.

Telesat Uniquely Positioned to Revolutionize Global Broadband Connectivity with Telesat Lightspeed

Telesat is uniquely positioned to revolutionize the provision of global broadband internet connectivity with Telesat Lightspeed, which Telesat believes will be one of the most advanced constellations of LEO satellites and integrated terrestrial infrastructure ever conceived. Telesat’s patent-pending LEO architecture is designed to offer an unparalleled combination of capacity, speed, security, reach, resiliency and affordability, with low latency that is on par with the most advanced terrestrial networks. Telesat has secured global priority spectrum rights in Ka-band and has strong government support, including an anchor contract with the government of Canada that Telesat believes will result in CAD 1.2 billion of revenue over 10 years. Telesat’s strong position with Telesat Lightspeed is underpinned, and made possible, by Telesat’s decades of deep commercial, technical, operational and regulatory experience and expertise in the global satellite services market, as well as its long- standing customer relationships.

Telesat Contracted Revenue Backlog and Disciplined Management Supports Strong Revenue Visibility

Because of the mission-critical nature of Telesat’s services and long-term contractual agreements, Telesat has highly recurring revenue from its customers, which provides significant revenue visibility. For the last three years Telesat has had, on average, 81% of each year’s total revenue already under contract at the beginning of the year. Telesat contracted revenue backlog of $2.1 billion for Telesat’s GEO business as of December 31, 2020 represents a multiple of approximately 3.3 times revenue for the year ended December 31, 2020. One hundred percent of Telesat’s backlog is non-cancellable or cancellable on economically prohibitive terms. Approximately 47% of Telesat’s revenue is derived from North American DTH customers who signed long-term (~15 years) contracts. Roughly half of Telesat’s revenue is derived from providing vital connectivity services to companies that Telesat has served for decades, including telecommunication companies, mobile network operators, users in the aeronautical and maritime markets, energy and natural resource companies, and governments. As demand for affordable, secure and reliable broadband connectivity continues to increase, Telesat expects that demand for these services from these and similar customers will continue to grow.

Telesat’s Growth Strategy

Telesat plans to grow its business and profitability by supporting its existing customers and services and by developing and deploying Telesat Lightspeed. Telesat Lightspeed is a highly advanced, global, enterprise-grade, integrated satellite and terrestrial network optimized to capture the growing demand for broadband connectivity in certain key market verticals around the world. Core to Telesat’s growth strategy is leveraging Telesat’s longstanding customer relationships, deep technical, operating and regulatory expertise and culture of outstanding customer service and continuous innovation.

The principal elements of Telesat’s growth strategy are the following:

Follow a Disciplined GEO Satellite Operating and Expansion Strategy

Telesat will continue to focus on increasing the utilization of its existing GEO satellite capacity, maintaining operating efficiency and, in a disciplined manner, using its strong cash flows to strengthen its business. Telesat will continue to be disciplined in its satellite replacement and expansion program, seeking to secure high-quality, long-term customers to anchor any new or replacement geostationary satellites in advance of committing to the construction of such satellites. Many of Telesat’s customer service contracts are multi-year in duration and, in the past, Telesat has successfully contracted all or a significant portion of a satellite’s capacity prior to commencing construction. For example, in 2017, Telesat announced that Bell Canada signed a 15-year contract for substantially all of the high-throughput satellite (“HTS”) spot beam capacity over northern Canada on Telesat’s new Telstar 19 VANTAGE satellite. The capacity was used to dramatically enhance broadband connectivity for communities in Nunavut, Canada’s northernmost territory.

Capture the Explosive Demand for Global Broadband Connectivity with Telesat Lightspeed

Telesat Lightspeed has been designed to provide fast, affordable, reliable and secure broadband connectivity everywhere on Earth, giving Telesat and its customers a significant competitive advantage in the markets Telesat serves. The network design is optimized to serve users that require fiber-like connectivity beyond the reach of high capacity terrestrial networks. Telesat’s advanced constellation design, patent-pending LEO architecture, global priority spectrum rights, strong government support and decades of deep commercial, technical, operational and regulatory experience has put Telesat in a strong position to capture the growing demand for affordable, high capacity broadband connectivity around the world.

Leverage Valuable Spectrum Rights to Support Investment in Growth Initiatives

Telesat has an opportunity to leverage its valuable spectrum rights (in particular, rights to C-band spectrum) in order to generate funds that can be used to support investment in strategic growth initiatives. On February 28, 2020, the Federal Communications Commission (“FCC”) in the United States issued a final Report and Order on Expanding Flexible use of the 3.7 to 4.2 GHz Band. The Report and Order provided that Telesat would receive as much as $344.4 million from the repurposing of C-band spectrum in the United States provided that Telesat takes the necessary actions to move Telesat’s services in the continental United States out of the 3700 — 4000 MHz spectrum band and into the 4000 — 4200 MHz band and take the necessary steps to ensure that Telesat’s end user antennas will not be subject to terrestrial interference. Telesat believes that it can meet all the requirements to receive the $344.4 million.

A similar repurposing of C-band spectrum is currently underway in Canada as well, with the government of Canada launching a public consultation on repurposing C-band spectrum in August 2020. In the consultation document, in addition to its own proposal, the government of Canada included a proposal Telesat put forward whereby, as the sole satellite operator licensed to use C-band in Canada, Telesat would accelerate, and be fully responsible for, the clearing of a portion of the C-band spectrum for 5G. In return, Telesat would be compensated for clearing and repurposing the spectrum. Comments were submitted to the government on October 26, 2020, and Reply Comments were submitted on November 30, 2020. Telesat anticipates a decision in 2021.

Opportunistically Engage in M&A Activity to Enhance Competitive Position and Shareholder Value

The satellite industry has, historically, undergone periods of consolidation, both horizontal and vertical.

Recently, two large satellite operators have each acquired a large service provider. A number of satellite operators have also publicly discussed the benefit of, and potential for, consolidation among satellite operators. Thus, there may be another period of horizontal, as well as continued vertical, consolidation in this sector.

In addition, at this time, the industry is dynamic with some new non-traditional players entering the market. Telesat will be alert to, and will evaluate, merger and acquisition opportunities in a thoughtful and disciplined manner as they arise with the aim of enhancing its competitive position and shareholder value.

Competition

Telesat competes against other global, regional and national satellite operators and with providers of terrestrial-based communications services.

Telesat is a leading global satellite operator. Other scaled, global satellite operators include Intelsat S.A. (“Intelsat”), SES S.A. (“SES”), Eutelsat S.A. (“Eutelsat”), and Inmarsat. Telesat also competes against a number of nationally or regionally focused satellite operators around the world. Telesat competes with these operators based primarily on the quality of its services, location of its orbital slots, performance characteristics of Telesat satellites, price, and overall client needs.

The other major LEO satellite systems that have been announced to date are (i) OneWeb, (ii) SpaceX Starlink, and (iii) Amazon Kuiper. Telesat believes that the innovative architecture and advanced technology of Telesat Lightspeed will allow Telesat to compete effectively against any of the other proposed systems.

Telesat believes the combination of the following attributes positions Telesat highly favorably to commercialize Telesat Lightspeed successfully, notwithstanding Telesat’s competitors in the LEO marketplace:

Enterprise-grade system: Telesat Lightspeed is focused on enterprise solutions and optimized for that purpose. Telesat’s constellation design, features and functionality will be the most compelling satellite-based enterprise grade network in the world.

Vast technical expertise, experience and relationships: As a trusted satellite operator with a highly experienced management team, Telesat has longstanding relationships at the most important levels of the industry (e.g., customers, suppliers and regulators), and an established eco-system of partners to design a technologically-advanced and economical ground infrastructure. By comparison, competitive LEO services are each being offered by a new market entrant with little experience in developing, deploying and operating satellite networks or in providing satellite communication services.

Existing, engaged customer base: Telesat is known and trusted by key customers and has a deep understanding of their requirements. Over 400 telecommunications, enterprise and government customers today rely on Telesat to help plan their future mission critical infrastructure needs.

Global regulatory experience: Regulatory compliance is a critical aspect of operating and commercializing a satellite network. Obtaining rights to use spectrum and to gain access to provide service in countries around the world is a complex process. National governments have viewed space, and access to their markets from space, as a critical asset and insist on compliance with their regulations. The framework for non-geostationary orbit (“NGSO”) spectrum rights, both at an individual country level and internationally at the ITU, is evolving, and it is critical to be an active participant in, and have deep knowledge of, these processes. Telesat has extensive experience in all of these areas, as well as credibility with regulators and other industry participants. This has been, and will continue to be, an important competitive advantage for Telesat versus those companies that do not have the same experience as Telesat.

Priority spectrum rights: Telesat’s ITU priority generally requires other LEO systems to ensure that they do not create interference for Telesat Lightspeed. This should allow Telesat Lightspeed to operate as designed, while requiring other systems to take measures to avoid interfering with Telesat Lightspeed operations, which may adversely impact their operating capabilities. The only country, to date, that has enacted an approach to how constellations coordinate their operations that does not follow the ITU process is the United States. In the United States, the FCC has enacted a rule that requires satellite operators whose license or market access was granted in the first processing round (as is the case for Telesat, SpaceX and OneWeb) to split spectrum in certain circumstances. Under the FCC rules, as the first operator to launch a Ka-band LEO satellite, Telesat should be able to choose which portion of the spectrum it will use. Amazon’s Kuiper system was granted its license in the second processing round and, therefore, must operate on a non-interference basis with respect to all systems granted license or market access in the first processing round.

Strong government support: As part of Canada’s commitment to bridge the digital divide inside its borders, Telesat has entered into a partnership with the government of Canada to bring affordable, high-speed internet connectivity across rural, underserved areas of Canada. The partnership is expected to generate CAD1.2 billion in revenue for Telesat over ten years, which includes up to CAD 600 million from the government of Canada. Additionally, the government of Canada will contribute up to CAD 85 million to Telesat through the government of Canada’s Strategic Innovation Fund (“SIF”), and Telesat continues to work closely with other provincial, territorial and local governments across Canada —as well as other key regions globally — to support government focus on this goal.

Satellite Fleet & Ground Resources

Telesat’s state-of-the art satellite ﬂeet is comprised of 15 geostationary satellites offering global coverage with a concentration over the Americas. Telesat also has one LEO satellite, LEO1, in polar orbit. Telesat is currently evaluating mission extension services that have the potential to prolong the orbital maneuver lives of certain of its satellites.

The table below summarizes selected data relating to Telesat’s owned in-orbit satellite capacity as of December 31, 2020:

			Manufacturer’s	Expected
	Orbital Location	Launch	End-of-Service	End-of- Orbital
	Regions Covered	Date	Life	Maneuver Life(1)	Model
Anik F1	109.2° WL Caribbean	November 2000	2016	2022(2)(3)	BSS702 (Boeing)
Anik F1R	107.3° WL North America	September 2005	2020	2022(2)	E3000 (EADS Astrium)
Anik F2	111.1° WL Canada, Continental United States	July 2004	2019	2026	BSS702 (Boeing)
Anik F3	118.7° WL Canada, Continental United States	April 2007	2022	2026	E3000 (EADS Astrium)
Anik G1	107.3° WL Canada South America	April 2013	2028	2039	SSL 1300
Nimiq 1(4)	Not Applicable(5)	May 1999	2011	2021(2)	A2100 AX (Lockheed Martin)
Nimiq 2(4)	91.1 WL North America	December 2002	2015	2024(2)	A2100 AX (Lockheed Martin)
Nimiq 4	82° WL Canada	September 2008	2023	2027	E3000 (EADS Astrium)
Nimiq 5	72.7° WL Canada, Continental United States	September 2009	2024	2036	SSL 1300
Nimiq 6	91.1° WL Canada	May 2012	2027	2046	SSL 1300
Telstar 11N	37.55° WL North and Central America, Europe, Africa and the maritime Atlantic Ocean region	February 2009	2024	2026	SSL 1300
Telstar 12 VANTAGE	15° WL Eastern United States, SE Canada, Europe, Russia, Middle East, South Africa, portions of South and Central America	November 2015	2030	2032	E3000 (Airbus)
Telstar 14R/Estrela do Sul 2	63° WL Brazil and portions of Latin America, North America, Atlantic Ocean	May 2011	2026	2024	SSL 1300
Telstar 18 VANTAGE(6)	138° EL India, South East Asia, Indonesia/Malaysia, China, Australia/New Zealand, North Pacific and Hawaii	September 2018	2033	2040	SSL 1300
Telstar 19 VANTAGE	63° WL Brazil and portions of Latin America, North America, Atlantic Ocean, Caribbean	July 2018	2033	2037	SSL 1300
LEO 1	NGSO polar	January 2018	2021	N/A(7)	SSTL

(1)	Telesat’s current estimate of when each satellite will be decommissioned, taking account of anomalies and malfunctions the satellites have experienced to date and other factors such as remaining fuel levels, consumption rates and other available engineering data. These estimates are subject to change and it is possible that the actual orbital maneuver life of any of these satellites will be different from that which Telesat currently anticipates. Further, it is anticipated that the payload capacity of each satellite may be reduced prior to the estimated end of orbital maneuver life. For example, Telesat currently anticipates that Telesat will need to commence the turndown of transponders on Anik F1 prior to the end of orbital maneuver life, as a result of further degradation in available power.

(2)	End of orbital maneuver life for these satellites has been extended through inclined orbit operations which reduces fuel consumption through the elimination of north-south station-keeping.

(3)	Anik F1 was recently relocated from the 107.3° WL orbital location to the 109.2° WL orbital location, where it commenced inclined operations.

(4)	Telesat’s Nimiq 1 and Nimiq 2 satellites are primarily used to provide short-term services to other operators who use the satellites at their designated orbital locations to preserve their spectrum rights.

(5)	Nimiq 1 is currently located in a non-Telesat orbital slot.

(6)	Telesat International Limited (“TIL”), a subsidiary of Telesat Canada, and APT Satellite Company Limited (“APT”) have entered into agreements relating to the Telstar 18 VANTAGE satellite, which are accounted for as a joint operation, whereby TIL’s interest is 42.5%.

(7) LEO 1 has sufficient fuel to support collision avoidance maneuvers for several years and subsequent deorbit. End of life will be determined based on ongoing assessment of spacecraft health.

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

Satellite Services Performance(1)

Loral holds a 62.6% economic interest and a 32.6% voting interest in Telesat. We use the equity method of accounting for our investment in Telesat, and its results are not consolidated in our financial statements. Our share of the operating results from our investment in this company is included in equity in net income (loss) of affiliates in our consolidated statements of operations and our investment is included in investments in affiliates in our consolidated balance sheets (see Note 5 to the Loral consolidated financial statements).

The following table summarizes satellite services revenues and operating income and provides a reconciliation to revenues and operating income reported in our consolidated statements of operations:

	Year Ended December 31,
	2020	2019

	(In thousands)
Revenue:
Total segment revenues	$613,866	$687,868
Affiliate eliminations(2)	(613,866)	(687,868)
Revenues from satellite services as reported	$—	$—
Operating income:
Total segment operating income	$299,508	$345,245
Affiliate eliminations(2)	(299,508)	(345,245)
Operating income from satellite services after eliminations	$—	$—

(1)	See Consolidated Operating Results in Management’s Discussion and Analysis of Financial Condition and Results of Operations for significant items that affect comparability between the periods presented.
(2)	Affiliate eliminations represent the elimination of amounts attributable to Telesat which is reflected in our consolidated financial statements under the equity method of accounting.

Total Telesat assets were $3.9 billion and $4.1 billion as of December 31, 2020 and 2019, respectively. Backlog was approximately $2.1 billion and $2.5 billion as of December 31, 2020 and 2019, respectively. It is expected that approximately 23.9% of the backlog at December 31, 2020 will be recognized as revenue by Telesat in 2021.

Other

We own 56% of XTAR a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. Prior to July 1, 2020, XTAR owned and operated an X-band satellite, XTAR–EUR (the “Satellite”), located at the 29° E.L. orbital slot (the “Orbital Slot”). In addition, prior to July 1, 2020, XTAR leased from Hisdesat 7.2 72MHz X-band transponders on the Spainsat satellite located at 30° W.L. (the “Transponder Lease”). For services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee under a management agreement with Loral (the “Loral Management Agreement”). As of December 31, 2019, the amount due to Loral under the Loral Management Agreement was $6.6 million, and we had an allowance of $6.6 million against this receivable.

On July 1, 2020, Loral, XTAR and Hisdesat restructured their relationship, including, among other things, the following: (i) Hisdesat purchased the Satellite and certain assets related to operation of the Satellite (the “Purchased Assets”) from XTAR; (ii) XTAR’s agreement with Hisdesat to operate the Satellite at the Orbital Slot was terminated and the rights and licenses to operate the Satellite at the Orbital Slot reverted to Hisdesat; (iii) the Transponder Lease was terminated; (iv) XTAR and Hisdesat entered into an agreement under which XTAR will continue to market and sell capacity on the Satellite and on the Spainsat satellite; (v) XTAR and Loral terminated the Loral Management Agreement; and (vi) Loral granted to Hisdesat an option to acquire for nominal consideration, subject to receipt of all required regulatory approvals, Loral’s membership interests in XTAR. This option has not yet been exercised by Hisdesat. On July 2, 2020, Loral received from XTAR $5.9 million from the proceeds of the sale of the Purchased Assets in full and final settlement of the past due receivable outstanding of $6.6 million under the Loral Management Agreement. As a result, the Company recorded a $5.9 million recovery of an affiliate doubtful receivable and a corresponding reduction in its allowance for doubtful accounts for the year ended December 31, 2020.

REGULATION

Telesat is subject to regulation by government authorities in Canada, the United States and other countries in which it operates and is subject to the frequency coordination process of the ITU. Telesat’s ability to provide satellite services in a particular country or region is subject also to the technical constraints of its satellites, international coordination, local regulation including as it applies to securing landing rights and licensing requirements.

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

ISED traditionally licensed satellite radio spectrum using a competitive licensing process. In 2012, ISED conducted a public consultation on the licensing framework for fixed satellite service (“FSS”) and broadcasting satellite service (“BSS”) in Canada. As a result, effective January 6, 2014, all FSS and BSS licenses are awarded to qualified applicants on a first-come, first-served basis, and spectrum licenses have replaced radio licenses. The term of spectrum licenses is 20 years, with a high expectation of renewal. ISED may, however, issue licenses with a shorter term. Spectrum licenses include standard conditions of license, including milestones for construction, launch and deployment of satellite(s).

ISED is considering reallocating a portion of the C-band frequencies to terrestrial mobile 5G. As a result, Telesat may be required to vacate a portion of the C-band in the future. Satellite and terrestrial operators are seeking additional spectrum to accommodate the expected growth in demand for broadband services and 5G networks. ISED is considering and may adopt new spectrum allocations for terrestrial services that require satellite operators to vacate or share spectrum.

The Canadian government opened Canadian satellite markets to foreign satellite operators as part of its 1998 World Trade Organization (“WTO”) commitments to liberalize trade in basic telecommunications services, with the exception of DTH television services provided through FSS or direct broadcast satellite (“DBS”) facilities. In September 2005, the Canadian government revised its satellite-use policy to permit the use of foreign-licensed satellites for digital audio radio services in Canada.

Since November 2000, pursuant to the CRTC’s Decision CRTC 2000-745, virtually all telecommunications service providers are required to pay contribution charges, which are fees paid into a central fund used to support the provision of video relay service, and to subsidize the cost of providing telephone and broadband service in underserved and high-cost serving areas. The charges payable by a telecom service provider are calculated as a percentage of its Canadian telecommunications service revenues, minus certain deductions (e.g., terminal equipment sales and inter-carrier payments). The rate for 2020 is 0.44%. An interim rate also of 0.44% has been established by the CRTC for 2021.

United States Regulatory Environment

The FCC regulates the provision of satellite services to, from, or within the United States

Telesat’s U.S. licensed satellites operate on a non-common carrier basis. Consequently, they are not subject to rate regulation or other common carrier regulations enacted under the Communications Act of 1934. Telesat pays FCC filing fees in connection with Telesat’s space station and earth station applications and annual license and market fees to defray the FCC’s regulatory expenses. Telesat is part of a coalition that has challenged the FCC’s recent extension of regulatory fees to satellites for which U.S. market access has been granted, but it remains in effect during the pendency of the court challenge. Annual and quarterly reports must be filed with the Universal Service Administrative Company (“USAC”) covering interstate/international telecommunications revenues. Based on these reports, USAC assesses Telesat for contributions to the FCC’s Universal Service Fund (“USF”). Payments to the USF are made on a quarterly and annual basis. The USF contribution rate is adjusted quarterly and is set at 31.8% for the first quarter of 2021. At the present time, the FCC does not assess USF contributions with respect to bare transponder capacity (i.e., agreements for space segment only).

The FCC currently grants geostationary-like satellite authorizations on a first-come, first-served basis to applicants which demonstrate that they are legally and technically qualified and that the public interest will be served by the grant. In contrast, applications for non-geostationary-like satellite authorizations are generally dealt with through processing rounds, initiated by public notice or the submission of a lead application. To facilitate the provision of FSS in C-, Ku-, Ka- and V-band frequencies in the United States market, foreign licensed operators can apply to have their satellites either placed on the FCC’s Permitted Space Station List (for certain frequencies) or be granted a declaratory ruling (for other frequencies). Grants include conditions of license including deployment milestones. If more than one non-geostationary system intends to use the same frequencies, coordination is required; however, if coordination cannot be reached, the U.S rules require that band splitting be applied. Under licensing and market access rules, a bond must be posted, starting at $1 million when a geostationary satellite or non-geostationary satellite constellation authorization is granted and escalating to up to $3 million in the case of a geostationary satellite and $5 million in the case of a non-geostationary satellite constellation. The entire amount of the bond may be forfeited if there is a failure to meet the FCC’s milestones for the launch and commencement of operations of the geostationary satellite or the milestones for the deployment and operation of 50% of the satellites in a non-geostationary satellite constellation. The bond and milestone requirements for U.S.-licensed satellites apply equally to authorized foreign-licensed satellites. According to current licensing rules and policies, the FCC will issue new satellite licenses for an initial 15-year term and will provide a licensee with an “expectancy” that a subsequent license will be granted for the replacement of an authorized geostationary satellite using the same frequencies. At the end of the 15-year term, a geostationary satellite that has not been replaced, or that has been relocated to another orbital location following its replacement, may be allowed to continue operations for a limited period of time subject to certain restrictions.

The FCC has reallocated a portion of the C-band frequencies to terrestrial mobile 5G. As a result, Telesat will be compensated to vacate a portion of the C-band by December 31, 2023. As in other jurisdictions, the FCC is considering and may adopt new spectrum allocations for terrestrial mobile broadband and 5G, including in bands that are currently allocated to satellite services.

The United States made no WTO commitment to open its DTH, DBS or digital audio radio services to foreign competition, and instead indicated that the provision of these services by foreign operators would be considered on a case-by-case basis, based on an evaluation of the effective competitive opportunities open to the United States operators in the country in which the foreign satellite was licensed (“ECO-sat test”) as well as other public interest criteria. While Canada currently does not satisfy the ECO-sat test in the case of DTH and DBS service, the FCC has found, in a number of cases, that provision of these services into the United States using Canadian-licensed satellites would provide significant public interest benefits and would therefore be allowed. In cases involving Telesat, United States service providers Digital Broadband Applications Corp., DIRECTV and EchoStar have all received FCC approval to access Canadian-authorized satellites under Telesat’s direction and control in Canadian-licensed orbital locations to provide DTH-FSS or DBS service into the United States.

The approval of the FCC for the Telesat Acquisition and the Skynet Transaction was conditioned upon Telesat’s compliance with commitments made to the Department of Justice, the Federal Bureau of Investigation and the Department of Homeland Security relating to the availability of certain records and communications in the United States in response to lawful United States law enforcement requests for such access.

The export of United States-manufactured satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to State Department, Commerce Department and Treasury Department regulations.

In 1999, the United States State Department published amendments to the International Traffic in Arms Regulations (“ITAR”), which included satellites on the list of items requiring export licenses. Effective November 2014, further amendments to the ITAR transferred jurisdiction of certain satellites and related technology to the Export Administration Regulations administered by the Commerce Department, which also impose license requirements in specified circumstances.

Regulation Outside Canada and the United States

The Brazilian national telecommunications agency, ANATEL, grants exploitation rights for Brazilian satellites to companies incorporated and existing in Brazil. Until October 2019, these exploitation rights were granted to companies which participated in specific auctions conducted by ANATEL. Such requirement of specific auctions was abolished by Federal Law No. 13,879, dated October 3, 2019, which amended the Brazilian General Telecommunications Law. The auction process was replaced by a simpler administrative process to be determined by ANATEL. Under this administrative process, interested companies will continue to be required to demonstrate that they are legally, technically and financially qualified and that the public interest will be served by the grant. ANATEL may also grant exploitation and landing rights for foreign satellites when the public interest is evidenced, provided that the applicant company provides certain specific technical information on the relevant satellite and appoints a legal representative in Brazil (i.e., a company incorporated and existing in Brazil). The landing rights of foreign satellites will be granted to the owner of the space segment or the company which holds the right to operate it, in whole or in part, but the satellite capacity may only be commercialized in Brazil through the local legal representative. In exploitation and landing rights of Brazilian satellites, the rights are granted conditional on payment of applicable fees (payment may be converted into investment commitments) and are valid for up to 15 years (renewable for additional periods provided that the obligations already assumed are fulfilled). In exploitation and landing rights of foreign satellites, the rights are granted conditional on payment of applicable fees and are valid for up to 15 years renewable once for an additional equal period.

ANATEL has authorized Telesat, through its subsidiary, Telesat Brasil Capacidade de Satélites Ltda. (“TBCS”), to operate FSS satellites at the 63° WL orbital location. In December 2008, TBCS entered into a new 15-year Concession Agreement with ANATEL which obligates TBCS to operate a Ku-band satellite in accordance with Brazilian telecommunications law and contains provisions to enable ANATEL to levy fines for failure to perform according to the Concession Agreement terms. In May 2015, TBCS was the successful bidder in an ANATEL auction for Ka-Band and planned Ku-band frequency rights at the 63° WL orbital location and the associated 15-year Concession Agreements were signed on March 2, 2016. Telesat’s Estrela do Sul 2 and Telstar 19 VANTAGE satellites are located at 63° WL and make use of these frequency rights.

In addition, ANATEL has accredited TBCS as legal representative in Brazil of two non-Brazilian satellites: Telstar 12 VANTAGE and Anik G1.

Telesat owns the Telstar 18 VANTAGE satellite, which currently operates at the 138° EL orbital location under an agreement with APT. APT has been granted the right to use the C- and Ku-band frequencies at the 138° EL orbital location by The Kingdom of Tonga. APT is the direct interface with the Tonga regulatory bodies. Because Telesat gained access to this orbital location through APT, there is greater uncertainty with respect to Telesat’s ability to maintain access to this orbital location and the frequencies.

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

Landing Rights and Other Regulatory Requirements

Many countries regulate satellite transmission signals to, and for uplink signals from, their territory. Telesat has landing rights in major market countries worldwide. In many jurisdictions, landing rights are granted on a per-satellite basis and applications must be made to secure landing rights on replacement satellites.

International Regulatory Environment -- International Telecommunication Union

The ITU, a specialized agency of the United Nations, is responsible for administering access by member states to frequencies in the radio portion of the electromagnetic spectrum. The ITU Radio Regulations set forth the process that member states must follow to secure rights for geostationary satellite networks and non-geostationary satellite systems to use frequencies and the obligations and restrictions that govern such use. The process includes, for example, a “first-come, first-served” system for gaining access to certain frequencies, time limits for bringing the frequencies into use by launching one satellite, and in the case of non-geostationary satellite systems, milestones associated with the deployment of additional satellites in the system. In the case of geostationary satellite networks only, certain frequencies at specified orbital locations have been reserved in perpetuity for individual administrations’ use.

Canada, the United States and other member states have rights to use certain frequencies. Telesat has been authorized by its ITU filing administrators (Canada, USA, Brazil, United Kingdom and Northern Ireland) to use certain frequencies. In addition, through commercial arrangements, Telesat has the right to use certain frequencies for which the Kingdom of Tonga has the rights. Authorized frequencies include those already used by Telesat’s current satellites, and additional frequencies at various geostationary orbital locations or in non-geostationary constellations that must be brought into use within specified time limits.

The ITU Radio Regulations govern the process used by satellite operators to coordinate their operations with other satellite operators to avoid harmful interference. Each member state is required to give notice of, coordinate and register its proposed use of radio frequency assignments with the ITU. The filing and registration process is administered by the ITU Radiocommunications Bureau (the “ITU-BR”).

Once a member state has filed its proposed use of frequencies with the ITU, other member states inform that member state and the ITU-BR of any intended use that has the potential to cause interference to either existing operations, or operations that may occur in accordance with priority rights. The member states are then obligated to negotiate with each other in an effort to coordinate the proposed uses and resolve interference concerns. If all outstanding issues are resolved in accordance with the various procedures of the ITU Radio Regulations, the frequencies are entered into the ITU’s Master International Frequency Register (“MIFR”). Registered frequencies are entitled under international law to interference protection from subsequent or nonconforming uses.

Under the ITU Radio Regulations, a member state that places a satellite or any ground station into operation without completing coordination could be vulnerable to interference from other systems and may have to alter the operating parameters of its satellite or ground station if harmful interference occurs to other users already entered in the MIFR or that have priority rights.

The process of ITU filing and notification in the MIFR of frequencies spans a period of seven years, or longer, depending upon the frequency band and the various provisions of the ITU Radio Regulations that may be invoked. Telesat’s authorized frequencies are in various stages of the coordination and notification process. Many frequencies have completed the process and have been registered in the MIFR. In other cases, coordination is on-going so that entry into the MIFR is pending. This is typical for satellite operators. Depending upon the outcome of coordination discussions with other satellite operators, Telesat may need to make concessions in terms of how a frequency may be used. The failure to reach an appropriate arrangement with such satellite operators may render it impossible to secure entry into the MIFR and result in substantial restrictions on the use and operations of Telesat’s existing satellites. In the event disputes arise during the coordination process or thereafter, the ITU Radio Regulations set forth procedures for resolving disputes but do not contain a mandatory dispute resolution mechanism or an enforcement mechanism. Rather, the rules invite a consensual dispute resolution process for parties to reach a mutually acceptable agreement. Neither the rules nor international law provide a clear remedy for a party where this voluntary process fails.

Other Orbital Spectrum

Telesat has been authorized by governments to operate using additional frequencies at some of the orbital locations where Telesat is currently operating a satellite. In addition, Telesat has been authorized by governments to operate at other orbital locations where Telesat currently does not have a satellite in service as well as a global LEO constellation in Ka-band and V-band.

INTELLECTUAL PROPERTY

As of December 31, 2020, Telesat owned 23 issued patents, four of which are in the United States. These patents expire between 2025 and 2039. Telesat also has several pending domestic and international patent applications.

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

RESEARCH AND DEVELOPMENT

Telesat’s research and development expenditures are incurred for the studies associated with advanced satellite system designs and experimentation and development of space, satellite and ground communications products. This includes the planned development of Telesat Lightspeed.

FOREIGN OPERATIONS

Telesat’s revenues from customers in Canada, the U.S. and other geographical regions, primarily Europe, Middle East and Africa and Latin America and Caribbean, for the years ended December 31, 2020 and 2019 are tabulated below:

	Year Ended December 31,
	2020	2019

	(In thousands)
Canada	$270,523	$297,450
United States	229,151	248,080
Others	114,192	142,338
	$613,866	$687,868

At December 31, 2020 and 2019, Telesat’s long-lived assets were located primarily in Canada, with the exception of in-orbit satellites. (see Item 1A – “Risk Factors – Telesat is subject to risks associated with doing business internationally.”)

At December 31, 2020 and 2019, Telesat’s long-lived assets were located primarily in Canada, with the exception of in-orbit satellites. (see Item 1A – “Risk Factors – Telesat is subject to risks associated with doing business internationally.”)

EMPLOYEES

As of December 31, 2020, Loral had 12 full-time employees.

As of December 31, 2020, Telesat and its subsidiaries had approximately 429 full-time and part-time employees, approximately 3.03% of whom are subject to collective bargaining agreements. Telesat’s employee body is primarily comprised of professional engineering, sales and marketing staff, administrative staff and skilled technical workers. Telesat considers its employee relations to be strong.

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

Item 1A. Risk Factors

I.	Risks Relating to the Transaction

The announcement and pendency of the Transaction may adversely affect our business, financial condition and results of operations.

There can be no assurance that the Transaction will be consummated. The Transaction Agreement contains a number of customary conditions that must be fulfilled to complete the Transaction, including (i) approval of (A) a majority of the outstanding Loral voting common stock and (B) a majority of the outstanding Loral voting common stock not held by MHR, PSP, any other party to the Transaction Agreement or certain of their respective affiliates; (ii) the parties having obtained certain regulatory consents and approvals; (iii) no legal proceedings having been commenced that would enjoin or prohibit the consummation of the Transaction; (iv) the listing of the Class A and Class B shares of Telesat Corporation on a U.S. securities exchange; (v) no “Material Adverse Effect” (as defined in the Transaction Agreement) having occurred; (vi) Telesat remaining in good standing with respect to its material debt obligations; (vii) the accuracy of certain representations (subject to certain qualifications as to materiality) and material performance of certain covenants by the parties, subject to specified exceptions; (viii) effectiveness of the registration statement on Form F-4 and the issuance of a receipt for each of the Canadian preliminary and final prospectuses in respect of the Transaction; (ix) no U.S., Canadian or Spanish governmental agency having commenced civil or criminal proceeding against Loral alleging that any member of the “Loral Group” has criminally violated any law, and no member of the “Loral Group” having been indicted or convicted for, or plead nolo contendere to, any such alleged criminal violation; (x) Loral remaining solvent and not having entered into any bankruptcy or related proceeding; and (xi) the delivery by the parties of certain closing deliverables. If the parties have confirmed that all the conditions are satisfied or waived (other than those conditions that by their terms are to be satisfied at the Closing, but which conditions are capable of being satisfied at the Closing), then PSP and Loral will each have the right to extend the Closing for any number of periods of up to 30 days each and no longer than 120 days in the aggregate, from the date on which the Closing otherwise would have occurred. If the Closing is extended, the Closing will occur on the first two consecutive business days commencing on the fifth business day after the expiration of the final extension period on which the conditions are satisfied or waived (other than the conditions (i) with respect to no “Material Adverse Effect” (as defined in the Transaction Agreement) having occurred, (ii) that by their terms are to be satisfied at the Closing, but subject to the satisfaction or waiver of such conditions at the Closing and (iii) if PSP extends the Closing, with respect to a civil or criminal legal proceeding alleging that Loral or any of its subsidiaries (excluding XTAR and GdM and their subsidiaries), has criminally violated a law).

These conditions to the Closing may not be fulfilled and, accordingly, the Transaction may not be completed. Subject to the satisfaction of the conditions to Closing and any extensions described above, we expect to complete the Transaction in the third quarter of 2021, but we cannot be certain when or if the conditions for the Transaction will be satisfied or waived. In the event that the Transaction is not completed for any reason, we will remain an independent public company and holders of our common stock will continue to own their shares of common stock.

Additionally, if the Transaction is not completed and the Transaction Agreement is terminated, in certain circumstances, Loral may be required to pay to Red Isle a termination fee of $6,550,000 or $22,910,000, or to pay to PSP a “breach” fee of $40,000,000, in each case as provided in the Transaction Agreement. If we are required to make any of these payments, doing so may materially adversely affect our business, financial condition and results of operations.

Whether or not we complete the Transaction, we may be subject to certain risks and consequences (all of which could be exacerbated by a delay in the completion of the Transaction) as a result of pursuing the Transaction, including, among others, the following:

●	consummation of the Transaction will require significant time and attention from management, which may distract management from operating our business and executing on other initiatives that may have been beneficial to us;

●	we have incurred, and expect to continue to incur, a number of non-recurring transaction-related costs associated with completing the Transaction. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filings fees and printing costs;

●	legal proceedings in connection with the Transaction, if any, could delay or prevent the completion of the Transaction and lead to additional costs;

●	restrictions in the Transaction Agreement on the conduct of our business prior to completion of the Transaction may adversely affect our ability to operate our business; and

●	we may experience negative reactions from the financial markets, including a material adverse effect on the stock price of Loral, particularly if we fail to complete the Transaction.

The anticipated benefits of the Transaction may not be realized fully or at all, or may take longer to realize than expected.

The success of the Transaction will depend, in part, on the ability of Telesat Corporation to realize the anticipated benefits of the Transaction, including possibly accessing the public equity markets to fund Telesat’s planned low-earth-orbit constellation, Telesat receiving certain important covenant relief under the terms of Telesat’s existing debt securities due to Telesat being beneficially owned by a single public company such as Telesat Corporation, maintaining the Canadian character of Telesat and preserving Canadian government support therefor and improving liquidity over time, including by potentially attracting the interest of Canadian institutional investors. If Telesat Corporation is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits to shareholders may not be realized fully or at all, or may take longer to realize than expected, and the market price of publicly traded common shares of Telesat Corporation may be volatile and could decline.

Many of these factors will be outside of Telesat Corporation’s control, and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and other adverse impacts, which could materially affect Telesat Corporation’s business, financial condition and results of operations.

II.	Financial, Capital Structure and Telesat Investment Risk Factors

Our equity investment in Telesat may be at risk because of Telesat’s leverage.

At December 31, 2020, Telesat had outstanding indebtedness of $2.5 billion, which matures in 2026 and 2027, and additional borrowing capacity of $200 million under its revolving facility which matures in 2024. Approximately $1.95 billion of this total borrowing capacity is secured by substantially all of Telesat’s assets excluding the assets of unrestricted subsidiaries such as the subsidiary that is developing the Telesat Lightspeed constellation. This indebtedness represents a significant amount of indebtedness for a company the size of Telesat. The agreements governing this indebtedness impose operating and financial restrictions on Telesat’s activities. These restrictions on Telesat’s ability to operate its business could seriously harm its business by, among other things, limiting its ability to take advantage of financing, merger and acquisition and other corporate opportunities, which could in time adversely affect the value of our investment in Telesat. Borrowings under Telesat’s senior secured credit facilities are at variable rates of interest and expose Telesat to interest rate risk. Assuming all revolving loans are fully drawn, each quarter point change in interest rates would result in a $3.1 million change in annual interest expense on indebtedness under the senior secured credit facilities. Telesat has entered into, and in the future it may enter into, interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. Telesat may not, however, maintain interest rate swaps with respect to all or any of its variable rate indebtedness, and any swaps Telesat enters into may not fully mitigate its interest rate risk, may prove disadvantageous or may create additional risks.

As of December 31, 2020, all of Telesat’s outstanding debt was denominated in U.S. dollars. Changes in exchange rates impact the amount that Telesat pays in interest and may significantly increase the amount that Telesat is required to pay in Canadian dollar terms to redeem the indebtedness either at maturity, or earlier if redemption rights are exercised or other events occur which require Telesat to offer to purchase the indebtedness prior to maturity, and to repay funds drawn under its U.S. dollar denominated facility. Unfavorable exchange rate changes could affect Telesat’s ability to repay or refinance this debt.

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

While we own 62.6% of Telesat on an economic basis, we own only 32.6% of its voting stock and therefore do not have the right to elect or appoint a majority of the members of its Board of Directors and our interests and those of the other Telesat shareholders may diverge or conflict.

While we own 62.6% of the economic interests in Telesat, we hold only 32.6% of its voting interests. Although the restrictions on foreign ownership of Canadian satellites have been removed by the government of Canada, we are still subject to our shareholders agreement with PSP and the articles of incorporation of Telesat, which do not allow us to own more voting stock of Telesat than we currently own. Also, under our shareholders agreement, the governance and management of Telesat is vested in its 10-member Board of Directors, comprised of three Loral-appointed directors, three PSP-appointed directors and four independent directors, two of whom also own Telesat shares with nominal economic value and 31.2% and 6.8% of the voting interests for Telesat directors, respectively. While we own a greater voting interest in Telesat than any other single stockholder with respect to election of directors and we and PSP, which owns 29.4% of the voting interests for directors and 67.4% of the voting interests for all other matters, together own a majority of Telesat’s voting power, circumstances may occur where our interests and those of PSP diverge or are in conflict. In the event that our interests differ from those of PSP, PSP, with the agreement of at least three of the four independent directors, may, subject to veto rights that we have under Telesat’s shareholders agreement, cause Telesat to take actions contrary to our wishes. These veto rights are, however, limited to certain extraordinary actions — for example, the incurrence of more than $100 million of indebtedness or the purchase of assets at a cost in excess of $100 million. Moreover, our right to block these actions under the shareholders agreement falls away if, subject to certain exceptions, either (i) ownership or control, directly or indirectly by Dr. Mark H. Rachesky (President of MHR Fund Management LLC (“MHR”), which, through its affiliated funds is our largest stockholder) of our voting stock falls below certain levels other than in certain specified circumstances or (ii) there is a change in the composition of a majority of the members of Loral’s Board of Directors over a consecutive two-year period without the approval of the incumbent directors.

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

The ability of Telesat and XTAR to make payments or distributions to Loral, whether as dividends or as payments under applicable consulting agreements or otherwise, will depend on their operating results, including their ability to satisfy their own cash flow requirements, and obligations including, without limitation, their debt service obligations. Moreover, covenants contained in the debt agreements of Telesat impose limitations on its ability to dividend or distribute funds to Loral. Even if the applicable debt covenants would permit Telesat to pay dividends or make distributions, Loral will not have the ability to cause Telesat to do so. See above “While we own 62.6% of Telesat on an economic basis, we own only 32.6% of its voting stock and therefore do not have the right to elect or appoint a majority of the members of its Board of Directors and our interests and those of the other Telesat shareholders may diverge or conflict.” Likewise, any dividends or distributions by XTAR would require the prior consent of our Spanish partner in the joint venture.

Although our equity in Telesat has substantial value, our shareholders agreement with PSP regarding Telesat limits our ability to pledge our shares in Telesat as collateral for borrowing. For so long as the shareholders agreement is in place in its current form, we may not be able to borrow or access the debt markets on a secured basis to fund our financial obligations, and our ability to borrow or access the debt markets on an unsecured basis may be limited or not available at all.

Our voting common stock could be delisted by Nasdaq.

On January 5, 2021, we received a written notice (the “Nasdaq Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with Rule 5620(a) of the Nasdaq Listing Rules (the “Nasdaq Rules”) as a result of the Company not having held an annual meeting of stockholders within 12 months of the end of the Company’s fiscal year on December 31, 2019. The Nasdaq Notice stated that, under the Nasdaq Rules, the Company had 45 calendar days to submit a plan to regain compliance with the Nasdaq Rules. On February 17, 2021, we submitted to Nasdaq our plan to regain compliance with the Nasdaq Rules. In our submission, we informed Nasdaq that, on February 11, 2021, a draft registration statement (the “Registration Statement”) containing a preliminary proxy statement for the 2020 Annual Meeting of Stockholders of the Company was confidentially submitted to the SEC, and as soon as practicable after the Registration Statement is filed and declared effective by the SEC, we intend to mail the definitive proxy statement and hold our 2020 Annual Meeting. If Nasdaq accepts our plan, Nasdaq may grant us an extension of time of up to 180 days from our fiscal year end, or June 30, 2021, to hold our 2020 Annual Meeting.

If Nasdaq accepts our plan but we are unable to hold our 2020 Annual Meeting before expiration of the extension granted by Nasdaq or if Nasdaq does not grant us an extension, the Nasdaq Rules provide that the Nasdaq staff immediately issue to the Company a staff delisting determination indicating the date on which the Company’s voting common stock will be suspended from trading. In such case, the Company will, however, have the opportunity to request a review by a Nasdaq Hearings Panel. Delisting of our voting common stock by Nasdaq could result in a material adverse effect on the liquidity, and have an adverse effect on the trading value, of our shares.

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

In the fourth quarter of 2012, we completed the sale of our wholly-owned subsidiary, Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”), to MDA Communications Holdings, Inc., a subsidiary of Maxar Technologies Inc. (formerly known as MacDonald, Dettwiler and Associates Ltd.) (“MDA”). Under the terms of the purchase agreement related to the SSL sale, we are obligated to indemnify MDA and its affiliates for certain pre-closing taxes. The final amounts of certain indemnification claims relating to pre-closing taxes have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. We may not be able to settle indemnification claims at or below the value recorded in our financial statements, and indemnification claims under the purchase agreement, whether pending now or made in the future, could have a material adverse effect on our financial condition, including liquidity, and results of operations.

III.	Risk Factors Associated With Satellite Services

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

Satellite anomalies are likely to be experienced in the future, whether due to the types of anomalies described above or arising from the failures of other systems or components. Despite working closely with satellite manufacturers to determine the causes of anomalies and mitigate them in new satellites and to provide for intra-satellite redundancies for certain critical components to minimize or eliminate service disruptions in the event of failure, Telesat cannot assure that, in these cases, it will be possible to restore normal operations. Where service cannot be restored, the failure could cause the satellite to have less capacity available for sale, to suffer performance degradation or to cease operating prematurely, either in whole or in part.

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

Some of Telesat’s satellites have experienced in-orbit anomalies and may in the future experience further anomalies that may affect their performance.

A number of Telesat’s in-orbit satellites have experienced anomalies and may in the future experience further anomalies that may affect their performance. Past anomalies include:

Nimiq Satellites:

A number of LM A2100 series of satellites have suffered in-orbit failures of circuits on their solar arrays. Lockheed Martin has determined that Nimiq 1 and Nimiq 2 are in the family of spacecraft that is susceptible to this anomaly.

Telesat’s Nimiq 1 has suffered a number of solar array circuit/string failures, resulting in a reduction of total available power. Currently, the solar array power continues to support operations. In addition, Telesat’s Nimiq 1 has suffered a number of battery cell failures, which have required some adjustments to the spacecraft’s operations to support the provision of satellite services, including reducing the number of transponders available for use during periods of solar eclipse. Nimiq 1 has also experienced thruster anomalies that have required some adjustments to the spacecraft’s operations but have not impacted service.

In February 2003, Nimiq 2 experienced an anomaly affecting the available power on the satellite. Lockheed Martin, the satellite’s manufacturer, concluded the most likely cause of this anomaly was an electrical short-circuit caused by foreign object debris located in a single power-carrying connector. As a result of this anomaly, the south solar array power cannot be recovered. In addition, Nimiq 2 has experienced solar array circuit failures, resulting in a significant reduction of available power. These failures have substantially reduced the number of transponders Telesat can operate at saturation and it is currently expected that the available capacity will be further reduced over time. In April 2005, another satellite operator reported that a satellite of the same series as Nimiq 2 suffered a solar array anomaly that resulted in the complete loss of one array and a corresponding 50% reduction in available satellite power. Lockheed Martin, the manufacturer, has traced the most likely cause of this failure to a component on the solar array drive. Unlike Nimiq 1, Nimiq 2 has this component in its remaining functioning solar array. If this same component failed on the functioning array of Nimiq 2, it would result in a total loss of service of the satellite.

Anik Satellites:

Anik F1 was designed with the capability to cover both North America and South America from the 107.3° WL orbital location. In August 2001, Boeing, the manufacturer of the Anik F1 satellite, advised Telesat of a gradual decrease in available power on-board the satellite. Boeing investigated the cause of the power loss and reported that the power will continue to degrade. Telesat procured a replacement satellite, Anik F1R, which was launched in 2005. The North American traffic on Anik F1 was transferred to Anik F1R. Anik F1 continued to provide coverage of South America until December 2020. Anik F1 was recently moved to the 109.2° WL orbital location where it commenced inclined orbit operations.

Telesat has experienced and continues to experience intermittent anomalies with certain amplifiers in the Ka-band and Ku-band payloads on Anik F2. Boeing, the manufacturer, has completed its investigation of these anomalies. The majority of the affected Ka-band units continue to remain in service through modifying operational configurations. The Ku-band traveling-wave-tube amplifiers (“TWTAs”) that were affected as a result of these anomalies have failed. All but two of the failed transponders were replaced using spares and many of the Ku-band TWTAs currently in service have no further spares left to replace them should they fail. Anik F2 has experienced an anomaly with one of its two telemetry transmitters. While the failure of a single telemetry transmitter does not impact satellite operations or the service Telesat provides to its customers, in the event Telesat is unable to restore any redundancy and the second telemetry transmitter were to fail, Telesat would cease receiving important information from the satellite regarding its position in orbit and health and Telesat’s ability to operate the satellite would be adversely affected. A software patch for the satellite was developed by Boeing to provide telemetry to support operations in the event of a failure of the second transmitter and was implemented on the satellite in February 2013. Telesat’s Anik F2 satellite has also experienced an anomaly on one of the station-keeping thrusters. However, this thruster anomaly has had no impact on service and the thruster continues to support operations. There is a small Ka-band payload on Anik F3 which experienced an anomaly following launch. Telesat implemented a plan to remedy the effect of this anomaly and the Ka-band payload is currently operational.

 Telstar Satellites:

Telstar 12 VANTAGE began to suffer from degraded performance of four channels in late December 2016 due to increased noise levels. Following an investigation with the satellite manufacturer, the root cause of the anomaly was determined. As a result of this degradation, two channels on T12V are no longer usable. In 2017, Telesat received insurance proceeds in connection with this anomaly. Degradation of performance was observed on additional channels in May 2018 due to increased noise levels. The satellite manufacturer investigation concluded that the root cause of the anomaly was similar to that of the 2016 anomaly. The channels continue to support service. In the event of further degradation, Telesat may lose the capability to continue to use two channels.

Telstar 14R/Estrela do Sul 2’s North solar array was damaged after launch and only partially deployed, diminishing the power and expected orbital maneuver life of the satellite. At the beginning of July 2011, the satellite began commercial service with substantially reduced available transponder capacity and with an expected end-of-orbital maneuver life reduced to 2024. It is currently expected that the available transponder capacity will be reduced over time. If the damaged solar array on Telstar 14R/Estrela do Sul 2 were to unexpectedly deploy in the future this could result in a loss of capability to provide service. In September 2016, the primary gyro utilized to maintain operational pointing of the satellite exhibited degraded performance. The backup gyro unit was switched into service and is currently in operation. A ground-based system has been implemented, which provides the capability to operate the satellite in the absence of a functioning on-board gyro. This system will reduce the demands on the backup gyro unit and provide redundancy.

Telstar 19 VANTAGE has suffered a number of failures of a component that supports the operation of two of the three batteries on the satellite. The satellite manufacturer is currently conducting an investigation into the root cause of the anomaly. There is a risk that the satellite will experience additional failures of these components and that, absent an operational workaround, Telesat may reach a point where Telesat would be unable to provide services on all or some portion of the satellite during eclipse seasons (from approximately late February to mid-April and late August to mid-October each year, when operating the satellite for a period of time daily is dependent on battery power). Services on Telesat 19 VANTAGE have not been impacted by the failures thus far. Telesat believes that it can implement an operational workaround to maintain services on the satellite through the eclipse season even if the satellite suffers additional component failures on the batteries that have been impacted to date. However, should Telesat suffer additional component failures and the operational workaround be ineffective and another workaround could not be implemented, Telesat would be unable to provide service during eclipse seasons to all or some of its customers. If that were the case, the affected customers would be entitled to terminate their agreements with Telesat, Telesat would be required to repay a portion of any prepayments it received on the satellite associated with the terminated services, and Telesat revenues and operating results would be adversely affected.

 In general, Telesat’s satellites are exposed to the potential risk of loss.

Changes in consumer demand for traditional television services and expansion of terrestrial networks have adversely impacted the growth in subscribers to DTH television services in North America, which may adversely impact Telesat’s future revenues.

A substantial amount of Telesat’s revenue is earned from customers who use Telesat’s services to provide DTH television services to the public in North America. For the year ended December 31, 2020, approximately 94% of Telesat’s broadcast revenue was derived from North American DTH television services. For various reasons, the number of DTH subscribers to whom Telesat’s customers provide services has been decreasing. In many regions of the world, including North America, the terrestrial networks with which Telesat competes continue to expand. Terrestrial networks have advantages over traditional DTH services for the delivery of two-way services, such as on-demand video services. Moreover, one of Telesat’s largest DTH customers also has a substantial fiber terrestrial broadcast distribution network that it is continuing to expand, which has led to certain of its own DTH customers migrating to its terrestrial network. The migration of DTH customers to terrestrial networks, in order to access improved two-way services or for other reasons, could decrease the demand for Telesat’s services, adversely impacting its future revenue and financial performance.

The growth of “over-the-top” (“OTT”) video distribution (e.g., Netflix) may also have an adverse impact on Telesat’s business. OTT distribution is an on-demand (i.e., non-linear) platform that provides delivery of broadcasting services to consumers through an internet service provider that may not be involved in the control or distribution of the content itself. The growth of OTT distribution may have a negative impact on the demand for the services of some of Telesat’s large DTH customers, which could result in lower demand for its satellite capacity

Fluctuations in available satellite capacity could adversely affect Telesat’s results.

 The availability of satellite capacity has fluctuated over time, characterized by periods of undersupply of capacity, followed by periods of substantial new satellite construction which is, in turn, followed by an oversupply of available capacity. The industry appears to be currently experiencing a period of oversupply. Given the number of new satellites launched over the past several years, many of which contain high throughput payloads, as well as the number of satellite constellations being deployed and under development, unless Telesat experiences a corresponding increase in demand, the next several years are likely to continue to be characterized by an oversupply of capacity. In addition, changes in technology could introduce a substantial amount of new capacity into the market, further exacerbating the oversupply problem. An oversupply of capacity leads to a decrease in rates charged for satellite services which could adversely affect Telesat’s results of operations and cash flows.

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

A substantial portion of Telesat’s business is in the Canadian domestic market. This market is characterized by increasing competition among satellite providers and rapid technological development. The Canadian government opened Canadian satellite markets to foreign satellite operators for the provision of  FSS, with the exception of DTH television services provided through FSS, as part of its 1998 WTO commitments to liberalize trade in basic telecommunications services, and in September 2005 revised its satellite-use policy to permit the use of foreign-licensed satellites for digital audio radio services in Canada. Further liberalization of the policy may occur and could result in increased competition in Canadian satellite markets. Historically, the Canadian regulatory framework has required the use of Canadian-licensed satellites for the delivery of DTH in Canada whether through FSS or DBS facilities. It is possible that this framework could change and allow non-Canadian satellite operators that have adequate service coverage in Canadian territory to compete for future business from Telesat’s DTH customers.

Telesat’s business is also subject to competition from ground-based forms of communications technology. For many point-to-point and other services, the offerings provided by terrestrial companies can be more competitive than the services offered via satellite. A number of companies are increasing their ability to transmit signals on existing terrestrial infrastructures, such as fiber optic cable, DSL (digital subscriber line) and terrestrial wireless transmitters often with funding and other incentives provided by government. The ability of any of these companies to increase their capacity and/or the reach of their network significantly would likely result in a decrease in the demand for Telesat’s services. Increasing availability of capacity from other forms of communications technology can create an excess supply of telecommunications capacity, decreasing the prices Telesat would be able to charge for its services under new service contracts and thereby negatively affecting Telesat’s profitability. New technology could render satellite-based services less competitive by satisfying consumer demand in other ways. Telesat also competes for local regulatory approval in places where more than one provider may want to operate, and with other satellite operators for scarce frequency assignments and a limited supply of orbital locations.

A failure to compete effectively could result in a loss of revenues and a decline in profitability, a decrease in the value of its business and a downgrade of its credit rating, which would restrict its access to the capital markets.

Changes in technology could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

The implementation of new technologies that can provide increased capacity to end-users at lower cost may reduce demand for Telesat’s services. Many of the new satellites deployed over the last several years and replacement satellites expected to be deployed in the near term will be high throughput satellites, which are able to transmit substantially more data than pre-existing satellites or may include high throughput payloads. These satellites may decrease demand and/or prices for traditional satellite capacity. While Telesat owns the high throughput Canadian payload on ViaSat-1, and has incorporated high throughput payloads on Telesat’s Telstar 12 VANTAGE, Telstar 18 VANTAGE and Telstar 19 VANTAGE satellites, the introduction of more, and more capable, high throughput satellites by other operators into the markets in which Telesat participates could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

A number of NGSO satellite projects are in development, production, or in the process of being deployed, which, if implemented successfully, could have significant advantages over geostationary satellite systems, in particular for latency sensitive applications. These projects have the potential to substantially increase the amount of available capacity in the marketplace, decreasing demand for geostationary satellite services. In addition to new satellite technologies, new projects which could compete with traditional satellite services have recently been announced, including for the provision of telecommunications services using balloons or drones.

Improvements in existing technologies could also adversely impact the demand for satellite services. For example, improvements in signal compression could allow Telesat’s customers to transmit the same amount of data using a reduced amount of capacity, which could decrease demand for Telesat’s services.

There are numerous risks and uncertainties associated with Telesat’s business, including the planned Telesat Lightspeed constellation. Telesat may be unable to raise sufficient capital to fund the Telesat Lightspeed constellation, Telesat may ultimately choose to not proceed with the project or Telesat may proceed with the project and it may not be successful, any of which could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

Telesat is currently developing an advanced low earth orbit satellite network consisting of several hundred satellites in NGSO. There are numerous risks and uncertainties associated with NGSO constellations generally and with the Telesat Lightspeed constellation.

NGSO constellations are complex. In order to operate successfully and deliver a high-quality service, all components of the system, both on the ground and in space, must be integrated seamlessly and efficiently. Unlike most traditional geostationary satellites currently in use, which rely on legacy, space-tested hardware and established ground equipment infrastructures, some of the technology necessary for the successful operation of a LEO constellation, in particular  the Telesat Lightspeed constellation, is still in development. The Telesat Lightspeed constellation design incorporates leading-edge satellite technologies, including on-board data processing, multi-beam phased array antennas and optical inter-satellite links; these are technologies that have not been fully developed for space applications at the scale, levels of performance and price points that are required for the successful operation and commercialization of the Telesat Lightspeed constellation. In addition, in order to provide a competitive service in certain of the customer segments Telesat plans to serve, Telesat requires advances in ground terminal design and manufacturing, particularly electronic flat panel antennas capable of acquiring and tracking LEO satellites. If the Telesat Lightspeed constellation does not deliver the required quality of service at prices that are competitive relative to other satellite providers and alternative products, Telesat may not be able to acquire customers and establish a successful business. It is possible that Telesat may not be able to overcome the technological hurdles required to complete the planned Telesat Lightspeed constellation, or due to technological issues the Telesat Lightspeed constellation may not operate as planned.

The implementation of the planned Telesat Lightspeed constellation will require a substantial outlay of capital and Telesat may not be able to raise sufficient capital to successfully develop and commercialize the project. While Telesat has entered into agreements with Thales Alenia Space to be the prime manufacturer for the Telesat Lightspeed constellation and with MDA to manufacture the phased array antennas, the execution of the definitive manufacturing agreements with Thales Alenia Space and MDA, the commencement of full construction activities and the final constellation deployment schedule are subject to, and conditional upon, the progress of the financing for the program. Similarly, while Telesat has announced that the government of Quebec intends to invest CAD 400 million into the planned Telesat Lightspeed constellation, that investment is subject to a number of conditions including the entering into of a further definitive agreement, which for various reasons, may not occur. If unable to raise sufficient capital, Telesat will not be able to build and deploy the Telesat Lightspeed constellation. In addition, if Telesat is successful in raising sufficient capital to fund the Telesat Lightspeed constellation and the constellation does not operate as expected or is otherwise commercially unsuccessful, it could result in a material adverse effect on Telesat’s operations, business prospects and financial condition.

Telesat’s planned Telesat Lightspeed constellation will require Telesat to develop significant commercial and service operational capabilities. Failure to effectively develop such operational capabilities could cause the Telesat Lightspeed constellation to fail to achieve commercial viability and could have a material adverse effect on Telesat’s operations, business prospects and financial condition.

Telesat’s planned Telesat Lightspeed constellation will offer an end-to-end network service with responsibility from the Point of Presence, where the constellation connects to the terrestrial internet, to the end-user’s terminal. This contrasts with Telesat’s current GEO satellites, from which Telesat currently derives a majority of Telesat’s revenue, where Telesat primarily provides customers with access to Telesat’s GEO satellites, and customers then combine this capacity with ground (hub) equipment to create a connectivity service. Telesat’s failure to develop new supporting technologies, processes and procedures, competencies, and other capabilities to support the Telesat Lightspeed constellation may materially impact Telesat’s ability to monetize the Telesat Lightspeed constellation. Additionally, the Telesat Lightspeed constellation will require an advanced ecosystem to support LEO installation, including terminals and related installs, which does not currently exist.

Telesat’s effective monetization of the Telesat Lightspeed constellation may require Telesat to provide ancillary services to combine with Telesat’s LEO services, as customers may demand these services to create a complete solution for the communications requirements. Some examples of ancillary services are trained third parties who can install and maintain Telesat’s LEO terminals. Telesat does not currently have these capabilities, and may be required either to develop such capabilities in house or partner with third parties to deliver these capabilities, and Telesat cannot assure that Telesat will be able to successfully harness such capabilities.

A material part of Telesat’s anticipated revenues from the planned Telesat Lightspeed constellation will come from geographies where Telesat does not have a significant presence today, including Europe, Africa and Asia, and the expansion of Telesat’s capabilities in other geographies where Telesat currently has operations. Telesat’s failure to expand Telesat’s sales and distribution capabilities in these geographies could cause the Telesat Lightspeed constellation to fail to achieve commercial viability.

In order to effectively operate the planned Telesat Lightspeed constellation, Telesat will be required to develop and expand certain business operations capabilities, including management of inventory, tracking service installation and commissioning, network monitoring and customer call resolution. Telesat will also need to develop new network capabilities to provision terminals, manage bandwidth and monitor these services. If Telesat is unable to develop these capabilities, Telesat may be unable to provide customers with a level of service sufficient to support the Telesat Lightspeed constellation’s adoption. The development and deployment of the Telesat Lightspeed constellation may place a significant burden on Telesat’s management and other internal resources. The diversion of management’s attention and internal resources to the Telesat Lightspeed constellation and away from existing operations could harm business and operating results.

 Even if Telesat is able to successfully build and deploy the Telesat Lightspeed constellation, Telesat may nonetheless fail to generate anticipated revenues due to slow market adoption or because the total addressable market for the Telesat Lightspeed constellation may be smaller than Telesat expects.

Telesat’s projected revenues from the Telesat Lightspeed constellation are based on the anticipated expansion of the market for satellite services as the availability for higher quality, lower priced services will lead to increased uses of satellite services. However, there may be factors, both internal to and extraneous to the development and deployment of Telesat’s LEO satellites, that slow market adoption of LEO constellations and cause Telesat’s LEO revenues to be lower than anticipated. LEO antennas require much greater clearance than GEO antennas because LEO satellites are in constant motion from the perspective of the earth. This may mean that LEO antennas are more difficult to install than anticipated, which could limit the adoption of LEO technology. LEO constellations may also suffer a lack of service availability because heavy rains result in service outages at Ka-band, and the level and frequency of outages may negatively impact the size of the market for LEO services. Additionally, LEO is a new technology, and many potential customers may not be willing to purchase LEO services until this new technology obtains widespread adoption. In particular, if sufficient LEO terminals are not installed prior to the commencement of global service, it could lead to a failure to achieve anticipated revenues on a timeline that supports the Telesat Lightspeed constellation’s commercial viability. Moreover, certain users, particularly governments, may have requirements, including security requirements that Telesat is unable to meet, leading to lack of access to important markets.

Telesat’s business plan for the Telesat Lightspeed constellation is based on Telesat’s own analysis of the total addressable market for the constellation’s services. It is possible that Telesat’s analysis of the total addressable market for the Telesat Lightspeed constellation is inaccurate and the total addressable market could be materially smaller than Telesat’s analysis suggested.

 Although Telesat believes there is a significant market for the services Telesat expects to provide with the Telesat Lightspeed constellation, Telesat may not be able to attract enough customers to make the project successful and earn a sufficient return on its investment, which could have a material adverse effect on Telesat’s business prospects and financial condition.

Telesat faces robust competition to build and effectively deploy the Telesat Lightspeed constellation, and/or the pursuit of a LEO constellation may negatively impact Telesat’s existing business. Telesat also faces increasing competition in Telesat’s existing services.

Telesat Lightspeed constellation will also compete with NGSO satellite projects announced by other companies, including OneWeb, SpaceX, SES/O3b, Amazon and others, as well as country-sponsored projects in China and Russia. Some of these potential competitors to Telesat’s system have greater access to capital than Telesat has and/or may be at a more advanced stage of development. For example, China and Russia have access to larger amounts of capital and have government-owned satellite manufacturing and launch facilities at their disposal. SpaceX and Amazon are much larger than Telesat, have more diverse sources of revenue and have substantially greater financial resources than Telesat does.

Many of Telesat’s competitors have greater access to launch capabilities than Telesat does. OneWeb has already launched dozens of satellites into its constellation and SpaceX has launched over one thousand satellites. Both have announced that they will continue to regularly launch satellites well in advance of when Telesat is expected to begin deploying significant numbers of additional satellites as part of the Telesat Lightspeed constellation. SpaceX has its own in-house launch capability. Blue Origin, a company owned by Amazon’s Chairman, current CEO and largest shareholder, Jeff Bezos, is significantly advanced in its development of launch vehicles. Each of Amazon’s and SpaceX’s greater access to launch vehicles for its own satellites may give it an advantage over Telesat since Telesat does not have in-house capability to launch its own satellites. In the event SpaceX or Blue Origin do not make their launch vehicles available to Telesat, Telesat’s access to economically feasible launch vehicles for the Telesat Lightspeed constellation may be limited.

Additionally, some of Telesat’s competitors are already providing beta service on their LEO constellations and Telesat believes Telesat will not be the first LEO constellation to market. If Telesat’s competitors are able to establish operational constellations before Telesat does, it may be more difficult for Telesat to attract customers for its constellation. Further, to the extent that their constellations make use of Ka-band spectrum, as SpaceX and OneWeb have indicated they will, it may limit Telesat’s access to sufficient Ka-band spectrum to operate the Telesat Lightspeed constellation efficiently and profitably. Telesat also anticipates that Telesat will compete with OneWeb, SpaceX, Amazon and other developers of NGSO satellite projects for human capital, and Telesat’s failure to recruit and retain a workforce capable of developing and deploying the planned Telesat Lightspeed constellation may cause Telesat to fail to successfully monetize the Telesat Lightspeed constellation.

If successfully implemented, the Telesat Lightspeed constellation may decrease demand for Telesat’s other satellite services. Beyond the risk that the Telesat Lightspeed constellation decreases demand for Telesat’s existing services, Telesat faces competition in the GEO and medium earth orbit segments, and Telesat’s failure to compete in these markets could result in a material adverse effect on Telesat’s operations, business prospects and financial condition.

There are numerous risks related to monetizing C-band spectrum, and Telesat may not be able to do so in a timely way or at all.

 On February 28, 2020, in the U.S., the FCC approved its Report and Order on Expanding Flexible use of the 3.7 to 4.2 GHz band, which Report and Order was released on March 3, 2020. The Report and Order indicated that Telesat could receive as much as $344.4 million from the repurposing of C-band spectrum. Telesat must take the necessary steps, as proscribed by the Report and Order, to clear the 3700 – 4000 MHz spectrum so that it can be used for 5G without interfering with those who will continue to receive C-band signals from Telesat’s satellites. If Telesat is unable to fulfill this condition, Telesat would not be entitled to any proceeds.

 On August 27, 2020, ISED launched a public consultation on a similar repurposing of C-band spectrum in Canada. In the consultation document, the Canadian government put forward a proposal to repurpose 60% of C-band spectrum for 5G and rural broadband where the satellite operators would not receive any compensation. The Canadian government included a proposal put forward by Telesat, whereby – as the sole C-band licensee in Canada – Telesat would accelerate the clearing of 60% of C-band spectrum for 5G and be fully responsible for the clearing of the spectrum. In return, Telesat would receive a license for 3700-3900 MHz, which Telesat would sell to the wireless carriers. Comments were submitted to the Canadian government on October 26, 2020 and Reply Comments were submitted on November 30, 2020. Telesat anticipates a decision in 2021. There is no guarantee Telesat will receive any proceeds or funding through this spectrum proceeding in Canada.

 The actual orbital maneuver lives of Telesat’s satellites may be shorter than Telesat anticipates, and Telesat may be required to reduce available capacity on its satellites prior to the end of their orbital maneuver lives.

 For all but one of Telesat’s GEO satellites, the current expected end-of-orbital maneuver life date goes beyond the manufacturer’s end-of-service life date. A number of factors will affect the actual commercial service lives of Telesat’s satellites, including: the amount of propellant used in maintaining the satellite’s orbital location or relocating the satellite to a new orbital location (and, for newly-launched satellites, the amount of propellant used during orbit raising following launch); the durability and quality of their construction; the performance of their components; conditions in space such as solar flares and space debris; operational considerations, including operational failures and other anomalies; and changes in technology which may make all or a portion of Telesat’s satellite fleet obsolete.

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

 Telesat’s current satellite insurance does not protect it against all satellite-related losses that it may experience, and it does not have in-orbit insurance coverage for all of the satellites in its fleet. As of December 31, 2020, the total net book value of Telesat’s five in-orbit GEO satellites for which it does not have insurance (Nimiq 1, Nimiq 2, Anik F1, Anik F1R, and ViaSat-1) was approximately CAD 23.3 million. Telesat’s insurance does not protect it against business interruption, loss of revenues or delay of revenues. Telesat’s existing launch and in-orbit insurance policies include specified exclusions, deductibles and material change limitations, and future insurance policies are expected to continue to include such features. Typically, these insurance policies exclude coverage for damage or losses arising from acts of war, anti-satellite devices, electromagnetic or radio frequency interference and other similar potential risks for which exclusions are customary in the industry at the time the policy is written. In addition, they typically exclude coverage for satellite health-related problems affecting Telesat’s satellites that are known at the time the policy is written or renewed. Any claims under existing policies are subject to settlement with the insurers and may, in some instances, be payable to Telesat’s customers.

 The price, terms and availability of satellite insurance has fluctuated significantly in recent years. These fluctuations may be affected by recent satellite launch or in-orbit failures and general conditions in the insurance industry. Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all. To the extent Telesat experiences a launch or in-orbit failure that is not fully insured, or for which insurance proceeds are delayed or disputed, it may not have sufficient resources to replace the affected satellite. In addition, higher premiums on insurance policies increase Telesat’s costs, thereby reducing its profitability. Future insurance policies may also have higher deductibles, shorter coverage periods, higher loss percentages required for constructive total loss claims and additional satellite health-related policy exclusions, all of which would reduce Telesat’s expected profitability. There can be no assurance that, upon the expiration of an in-orbit insurance policy, which typically has a term of one year, Telesat will be able to renew the policy on terms acceptable to it.

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

For the year ended December 31, 2020, Telesat’s top five customers together accounted for approximately 63% of Telesat’s revenues. At December 31, 2020, Telesat’s top five backlog customers together accounted for approximately 89% of its backlog. If any of Telesat’s major customers chooses not to renew its contract or contracts at the expiration of the existing terms or seeks to negotiate concessions, particularly on price, it could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. Telesat’s customers could experience a downturn in their business or find themselves in financial difficulties, which could result in their ceasing or reducing their use of Telesat’s services or becoming unable to pay for services they had contracted to buy. In addition, some of Telesat’s customers’ industries are undergoing significant consolidation, and Telesat’s customers may be acquired by each other or other companies, including by Telesat’s competitors. Such acquisitions could adversely affect Telesat’s ability to sell services to such customers and to any end-users whom they serve. Some customers have in the past defaulted, and Telesat’s customers may in the future default, on their obligations to Telesat due to bankruptcy, lack of liquidity, operational failure or other reasons. Such defaults could adversely affect Telesat’s revenues, operating margins and cash flows. If Telesat’s contracted revenue backlog is reduced due to the financial difficulties of its customers, Telesat’s revenues, operating margins and cash flows would be further negatively impacted.

Telesat’s business is capital intensive and Telesat may not be able to raise adequate capital to finance its business strategies, or Telesat may be able to do so only on terms that significantly restrict its ability to operate its business.

Implementation of Telesat’s business strategy requires a substantial outlay of capital. As Telesat pursues its business strategies and seeks to respond to developments in its business and opportunities and trends in its industry, its actual capital expenditures may differ from its expected capital expenditures. There can be no assurance that Telesat will be able to satisfy its capital requirements in the future. In addition, if one of Telesat’s satellites failed unexpectedly, there can be no assurance of insurance recovery or the timing thereof and Telesat may need to exhaust or significantly draw upon its amended revolving credit facility or obtain additional financing to replace the satellite. If Telesat determines that it needs to obtain additional funds through external financing and is unable to do so, Telesat may be prevented from fully implementing its business strategy.

The availability and cost to Telesat of external financing depend on a number of factors, including its credit rating and financial performance and general market conditions. Telesat’s ability to obtain financing generally may be influenced by the supply and demand characteristics of the telecommunications sector in general and of the satellite services sector in particular. Declines in Telesat’s expected future revenues under contracts with customers and challenging business conditions faced by its customers are among the other factors that may adversely affect Telesat’s credit and access to the capital markets. Other factors that could impact Telesat’s credit rating include the amount of debt in its current or future capital structure, activities associated with strategic initiatives, the health of its satellites, the success or failure of its planned launches, its expected future cash flows and the capital expenditures required to execute its business strategy. The overall impact on Telesat’s financial condition of any transaction that it pursues may be negative or may be negatively perceived by the financial markets and rating agencies and may result in adverse rating agency actions with respect to its credit rating and access to the capital markets. Long-term disruptions in the capital or credit markets as a result of uncertainty or recession, changing or increased regulation or failures of significant financial institutions could adversely affect Telesat’s access to capital. A credit rating downgrade or deterioration in Telesat’s financial performance or general market conditions could limit its ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available and, in either case, could result in Telesat deferring or reducing capital expenditures, including on new or replacement satellites.

Telesat’s satellite launches may be delayed, it may suffer launch failures or its satellites may fail to reach their planned orbital locations. Any such issue could result in the loss of a satellite or cause significant delays in the deployment of the satellite which could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

Delays in launching satellites and in the deployment of satellites are not uncommon and result from construction delays, the unavailability of reliable launch opportunities with suppliers, delays in obtaining required regulatory approvals and launch failures. If satellite construction schedules are not met, a launch opportunity may not be available at the time the satellite is ready to be launched. Satellites are also subject to certain risks related to failed launches. Launch vehicles may fail. Launch failures result in significant delays in the deployment of satellites because of the need to construct replacement satellites, which typically takes up to 30 months or longer, and to obtain another launch vehicle. A delay or perceived delay in launching a satellite, or replacing a satellite, may cause Telesat’s current customers to move to another satellite provider if they determine that the delay may cause an interruption in continuous service. In addition, Telesat’s contracts with customers who purchase or reserve satellite capacity may allow the customers to terminate their contracts in the event of a delay. Any such termination would require Telesat to refund any prepayment it may have received, and would result in a reduction in Telesat’s contracted backlog and would delay or prevent Telesat from securing the commercial benefits of the new satellite. Launch vehicles may also underperform, in which case the satellite may be lost or, if it can be placed into service by using its onboard propulsion systems to reach the desired orbit or orbital location, will have a shorter useful life. Any launch failure, underperformance, delay or perceived delay could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition.

Because Telesat’s satellites are complex and are deployed in complex environments, Telesat’s satellites may have defects that are discovered only after full deployment, which could seriously harm Telesat’s business.

Telesat produces highly complex satellites that incorporate leading-edge technology. Telesat’s products are complex and are designed to be deployed across complex networks, which in some cases may include over a million users. Because of the nature of these satellites, there is no assurance that Telesat’s pre-shipment testing programs will be adequate to detect all defects. As a result, Telesat’s customers may discover errors or defects in Telesat’s satellites, or Telesat’s satellites may not operate as expected after they have been fully deployed. If Telesat is unable to cure an anomaly, Telesat could experience damage to Telesat’s reputation, reduced customer satisfaction, loss of existing customers and failure to attract new customers, failure to achieve market acceptance, cancellation of orders, loss of revenues, reduction in backlog and market share, increased service and warranty costs, diversion of development resources, legal actions by Telesat’s customers, issuance of credit to customers and increased insurance costs. Defects, integration issues or other performance problems in Telesat’s satellites could also result in financial or other damages to Telesat’s customers. Telesat’s customers could seek damages for related losses from Telesat, which could seriously harm Telesat’s business, financial condition and results of operations. The occurrence of any of these problems would seriously harm Telesat’s business, financial condition and results of operations

Spectrum values historically have been volatile, which could cause the value of Telesat’s business to fluctuate.

A material amount of Telesat’s asset value is derived from Telesat’s spectrum authorizations. Valuations of spectrum in other frequency bands historically have been volatile, and Telesat cannot predict any future change in the value of Telesat’s spectrum and other assets. In addition, to the extent that the ITU or any governmental authority takes action that makes additional spectrum available or promotes the more flexible use or greater availability of existing satellite or terrestrial spectrum allocations, for example, by means of spectrum leasing or new spectrum sales, the availability of such additional spectrum could reduce the value of Telesat’s spectrum authorizations and, as a result, the value of Telesat’s business.

Telesat operates in a highly regulated industry and government regulations may adversely affect Telesat’s ability to sell Telesat’s services, or increase the expense of such services or otherwise limit Telesat’s ability to operate or grow Telesat’s business.

Telesat operates satellites that have been licensed by either Canada, the U.S. or Brazil. As a global satellite operator, Telesat has been granted authorization (sometimes referred to as “market access”) to provide services in many countries around the world, while in other countries there is no formal authorization requirement (sometimes referred to as “Open Skies”). Therefore, Telesat is subject to regulation by government authorities in Canada, the U.S. and Brazil, and other countries in which Telesat operates.

In Canada, operations are subject to regulation and licensing by ISED pursuant to the Radiocommunication Act (Canada), and by the Canadian Radio-television and Telecommunications Commission (“CRTC”) under the Telecommunications Act (Canada). Certain of Telesat’s satellites are licensed by Canada. This includes the GSO Anik satellites F1, F1R, F2, and F3, the GSO Nimiq satellites 1, 2, 4, 5 and 6, and the NGSO Telesat Lightspeed constellation. ISED has the authority to issue licenses for the frequencies used by Canadian satellite systems, issue earth station licenses, and establish policies and standards upon which Telesat’s satellites and earth stations depend. The Minister responsible for ISED has broad discretion in exercising this authority to issue licenses, establish and amend conditions of licenses, and to suspend or even revoke them. The CRTC implements the broadcasting policy for Canada and can direct the allocation of satellite capacity to particular broadcasting undertakings. Telesat is required to pay “universal service” charges in Canada and have certain research and development and public benefits obligations that do not apply to other satellite operators with which Telesat competes. These obligations could change at any time. With respect to market access, ISED maintains a list of foreign satellites approved to provide FSS in Canada. Telesat’s Telstar 11N, Telstar 12 VANTAGE, Telstar 14R/Estrela do Sul 2 and Telstar 19 VANTAGE satellites are currently authorized to serve the Canadian market in accordance with these procedures.

In the U.S., the FCC regulates the provision of satellite services to, from or within the U.S. Certain of Telesat’s satellites are owned and operated through a U.S. subsidiary and are regulated by the FCC. This includes Telstar 11N and Telstar 12 VANTAGE. With respect to market access, operators may apply to have their satellites either placed on the FCC’s Permitted Space Station List (for certain frequencies) or be granted a declaratory ruling (for other frequencies). Telesat’s Anik FlR, Anik F2, Anik F3, Telstar 14R/Estrela do Sul 2 and Telstar 19 VANTAGE satellites are currently authorized to serve the U.S. market in accordance with these procedures, and Telstar 18 VANTAGE has access to the U.S. market through an earth station authorization. The Telesat Lightspeed constellation has also been granted U.S. market access.

In Brazil, the national telecommunications agency, ANATEL, regulates the granting of exploitation and landing rights to the operation of Brazilian and foreign satellites and their use to transport telecommunication signals. Certain of Telesat’s satellites are operated through a Brazilian subsidiary and are regulated by ANATEL pursuant to Concession Agreements. This includes Telstar 14R/Estrela do Sul 2 and Telstar 19 VANTAGE. With respect to market access ANATEL has also accredited the provision of service by foreign operators. Telesat’s Telstar 12 VANTAGE and Anik G1 satellites are currently authorized to serve the Brazil market in accordance with these procedures.

Telstar 18 VANTAGE operates at the 138° EL orbital location under agreements with APT, which has been granted the right to use frequencies at the 138° EL orbital location by The Kingdom of Tonga. The ViaSat-1 satellite at the 115° WL orbital location, which has been granted the right to use frequencies at the 115° WL orbital location by the United Kingdom regulatory agency, OFCOM, includes a payload that Telesat owns and operates. The rights to use certain frequencies on Telstar 12 VANTAGE, Telstar 18 VANTAGE and Telstar 19 VANTAGE have also been granted by OFCOM.

In addition to regulatory requirements governing the use of frequencies, most countries regulate transmission of signals to and from their territory, and Telesat is required to obtain and maintain authorizations to carry on business in the countries in which Telesat operates.

If Telesat fails to obtain or maintain particular authorizations on acceptable terms, such failure could delay or prevent Telesat from offering some or all of Telesat’s services and adversely affect results of operations, business prospects and financial condition. In particular, Telesat may not be able to obtain all of the required regulatory authorizations for the construction, launch and operation of any of Telesat’s future satellites, for the spectrum for these satellites and for Telesat’s ground infrastructure, on acceptable terms or at all. Even if Telesat is able to obtain the necessary authorizations, the licenses Telesat obtains may impose significant operational restrictions, or not protect it from interference that could affect the use of satellites. Countries or their regulatory authorities may adopt new laws, policies or regulations, or change their interpretation of existing laws, policies or regulations, that could cause Telesat’s existing authorizations to be changed or cancelled, require Telesat to incur additional costs, impose or change existing pricing, or otherwise adversely affect operations or revenues. As a result, any currently held regulatory authorizations are subject to rescission and renewal and may not remain sufficient or additional authorizations may be necessary that Telesat may not be able to obtain on a timely basis or on terms that are not unduly costly or burdensome. Further, because the regulatory schemes vary by country, Telesat may be subject to regulations in foreign countries with which Telesat is not presently aware that it is not in compliance, and as a result could be subject to sanctions by a foreign government.

In a number of countries, regulators are considering and may adopt new spectrum allocations for terrestrial mobile broadband and 5G, including in bands that are currently allocated to satellite services. New spectrum allocations may require satellite operators to vacate or share spectrum and may limit the spectrum that is available for satellite services, which could adversely impact Telesat’s business.

The export from the U.S. of satellites and technical information related to satellites, earth station equipment and provision of services to certain countries are subject to Department of State, Department of Commerce and Department of the Treasury regulations, in particular the ITAR, which currently include satellites on the list of items requiring export permits. These ITAR provisions may constrain Telesat’s access to technical information and may have a negative impact on Telesat’s international consulting revenues. In addition, Telesat and Telesat’s satellite manufacturers may not be able to obtain and maintain necessary export authorizations, which could adversely affect Telesat’s ability to procure new U.S.-manufactured satellites; control existing satellites; acquire launch services; obtain insurance and pursue Telesat’s rights under insurance policies; or conduct Telesat’s satellite-related operations and consulting activities.

The planned Telesat Lightspeed constellation will depend on the use of spectrum; regulations governing NGSO spectrum rights, including requirements to share spectrum, remain uncertain and could materially impact the Telesat Lightspeed constellation’s system capacity.

In order to operate the Telesat Lightspeed constellation efficiently and in a commercially viable manner, Telesat will require access to a sufficient amount of spectrum. Telesat currently holds an authorization from Canada for an NGSO network in Ka-band. However, the regulatory framework relating to NGSO spectrum rights is not fully specified. Some of the international and domestic regulations governing NGSO satellites are undergoing revision or have yet to be established. Canada, the U.S. and the ITU have adopted deployment milestones for NGSO systems. These milestones could adversely impact Telesat’s ability to maintain the priority of Telesat’s rights for the planned Telesat Lightspeed constellation and could affect Telesat’s ability to maintain authorizations or lead to restrictions on the number of satellites Telesat is permitted to operate under these authorizations.

In addition, while the international rules governing coordination between satellite systems are well established and rely on international filing date priority, the U.S. has adopted a different approach to NGSO-NGSO coordination that requires band splitting during in-line interference events if NGSO operators are unable to reach a coordination agreement. As a result, the amount of spectrum that may be available to Telesat for Telesat’s Telesat Lightspeed constellation in the U.S. is uncertain. It is possible that other jurisdictions may adopt the U.S. approach. Some of the spectrum utilized by the Telesat Lightspeed constellation is also allocated to terrestrial fixed and mobile services and GSO satellite services. Other portions of the spectrum Telesat plans to use are under consideration for being designated or have been designated for terrestrial fixed and mobile services. While some jurisdictions have established rules for sharing the spectrum, many jurisdictions have yet to address this issue. In addition, even under the international rules governing coordination between satellite systems, while the process for sharing spectrum is well established with respect to GSO systems, it is only now being implemented for the first time for large, broadband NGSO systems. Because the coordination of NGSO systems is both highly technically complex and new, uncertainties exist about spectrum sharing, which may limit Telesat’s ability to operate and hence monetize the Telesat Lightspeed constellation. Consequently, Telesat’s ability to use shared spectrum for the Telesat Lightspeed constellation may be adversely impacted by new rules, the implementation of existing rules or the absence of rules for spectrum sharing.

In order to successfully sell services on the Telesat Lightspeed constellation, Telesat will require market access to each country in which Telesat’s customers are located. It is uncertain if Telesat will be successful in obtaining market access to all of the countries needed to make the Telesat Lightspeed constellation commercially successful.

There are certain environmental risks that have been raised in opposition to LEO constellations, including the potential for increased orbital debris and “light pollution” associated with light reflecting off satellites in the night sky. To the extent that governments impose restrictions or additional regulations to address any environmental concerns regarding LEO constellations, it may adversely impact Telesat’s ability to successfully deploy the Telesat Lightspeed constellation.

Replacing a satellite upon the end of its service life will require Telesat to make significant expenditures and may require Telesat to obtain shareholder approval and Telesat may choose not to, or be unable to, replace some of Telesat’s satellites upon their end of life.

To ensure no disruption in Telesat’s GEO business and to prevent loss of its customers, Telesat will be required to commence construction of a replacement satellite approximately five years prior to the expected end of service life of the satellite then in orbit. Typically, the construction, launch and insurance of a GEO satellite costs in the range of $250 million to $300 million. There can be no assurance that Telesat will have sufficient cash, cash flow or be able to obtain third-party or shareholder financing to fund such expenditures on favorable terms, if at all, or that Telesat will obtain shareholder approval to procure replacement satellites.

Certain of Telesat’s satellites are nearing their expected end-of-orbital maneuver lives. Should Telesat not have sufficient funds available to replace those satellites or should Telesat not receive approval from its shareholders to purchase replacement satellites, it could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. In order to justify the cost of replacing a satellite at the end of its life, there must be sufficient demand for services, and sufficient spectrum available to Telesat to provide those services, such that a reasonable business case can be made for its replacement. If there is insufficient demand for a replacement, or if Telesat does not have sufficient spectrum available to it as a result of the repurposing of C-band spectrum for terrestrial use or otherwise, Telesat may choose not to replace a satellite at the end of its life.

Telesat may experience a failure of ground operations infrastructure or interference with its satellite signals that impairs the commercial performance of, or the services delivered over, its satellites or the satellites of other operators for whom it provides ground services, which could result in a material loss of revenues.

Telesat operates an extensive ground infrastructure including a satellite control center in Ottawa, Ontario, its main earth station and back up satellite control facility at Allan Park, Ontario, nine earth stations throughout Canada, one teleport located in the United States and one in Brazil. These ground facilities are used for controlling Telesat’s satellites and/or for the provision of end-to-end services to Telesat’s customers.

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

Telesat purchases equipment from third-party suppliers and depends on those suppliers to deliver, maintain and support these products to the contracted specifications in order for Telesat to meet its service commitments to its customers. Telesat may experience difficulty if these suppliers do not meet their obligations to deliver and support this equipment. Telesat may also experience difficulty or failure when implementing, operating and maintaining this equipment, or when providing services using this equipment. This difficulty or failure may lead to delays in implementing services, service interruptions or degradations in service, which could cause Telesat’s revenues and backlog to decline materially and could adversely affect Telesat’s ability to market its services and generate future revenues and profit.

Telesat’s operations may be limited or precluded by ITU rules or processes, and Telesat is required to coordinate Telesat’s operations with those of other satellite operators.

The ITU, a specialized United Nations agency, regulates the global allocation of radio frequency spectrum and the registration of radio frequency assignments at any associated satellite orbit. Telesat participates in the activities of the ITU; however, only national administrations have full standing as ITU members. Consequently, Telesat must rely on the relevant government administrations to represent Telesat’s interests.

Access to the radio frequency spectrum is governed by the ITU Radio Regulations, established in accordance with an international treaty, which contains the rules concerning frequency allocations and the procedure to obtain rights to use radio frequency assignments. The ITU Radio Regulations are periodically reviewed and revised at World Radiocommunication Conferences (“WRC”), which take place typically every three to four years. Terrestrial operators are increasingly seeking additional radio frequency assignments, including frequencies currently designated for exclusive or shared use by satellite systems, to support the increasing demand for terrestrial services. As a result, Telesat cannot guarantee that the ITU will not change its allocation decisions and rules in the future in a way that could limit or preclude Telesat’s use of some or all of Telesat’s existing or future spectrum.

The ITU Radio Regulations define the coordination, notification and recording procedures to obtain rights to use frequencies, including those frequencies used by Telesat’s GEO satellites, and the planned Telesat Lightspeed constellation. In most of the frequency bands used or intended to be used by Telesat, a “first-come, first-served” procedure applies among geostationary orbit (“GSO”) systems or among NGSO systems where by earlier-registered satellite systems are protected from interference due to later-registered satellite systems. Between NGSO and GSO, in some cases NGSO must protect GSO and in some cases a “first-come, first-served” procedure applies. In order to comply with these rules, Telesat must coordinate the operation of Telesat’s satellites, including any replacement satellite that has performance characteristics that are different from those of the satellite it replaces, with other satellites. This process requires potentially lengthy and costly negotiations with parties who operate or intend to operate satellites that could affect or be affected by Telesat’s satellites.

In certain countries, a failure to resolve coordination issues is used by regulators as a justification to limit or condition market access by foreign satellite operators. In addition, while the ITU Radio Regulations require later-in-time systems to coordinate their operations with Telesat’s, Telesat cannot guarantee that other operators will conduct their operations so as to avoid transmitting any signals that would cause harmful interference to the signals that Telesat, or Telesat’s customers, transmit. In the extreme, this interference could require Telesat to take steps, or pay or refund amounts to customers that could have a material adverse effect on results of operations, business prospects and financial condition. The ITU’s Radio Regulations do not contain mandatory dispute resolution or enforcement regulations and neither the ITU specifically, nor international law generally, provides clear remedies if the ITU coordination process fails. Failure to coordinate Telesat’s satellites’ frequencies successfully or to obtain or maintain other required regulatory approvals could have an adverse effect on Telesat’s results of operations, business prospects and financial condition, as well as on the value of Telesat’s business.

If Telesat does not make use of Telesat’s spectrum rights by specified deadlines, or does not continue to use the spectrum rights Telesat currently uses, these rights may become available for other satellite operators to use.

Telesat’s in-orbit satellites do not currently occupy all of the GSO locations for which Telesat has obtained spectrum authorizations. In some cases, Telesat’s satellite that occupies a GSO location is not designed to use all of the frequency spectrum for which Telesat has been authorized. Similarly, Telesat has been granted regulatory authorizations for certain spectrum in NGSO orbits that are not yet occupied at all or in which the full complement of satellites has not yet been deployed.

In accordance with the ITU Radio Regulations, governments have rights to use radio frequencies assignments at certain GSO orbital locations and in NGSO orbits. Certain of these governments have in turn authorized Telesat to use these radio frequency assignments. Under the ITU Radio Regulations, Telesat must bring into use (“BIU”) these frequency assignments within a fixed period of time, or the governments in question would lose their international priority rights, and the frequencies at the GSO orbital location or in the NGSO orbit likely would become available for use by another satellite operator. In addition to ITU requirements, the governments that have authorized Telesat to use these orbital resources have generally conditioned such use on Telesat meeting certain milestones, including making use of the spectrum by a specified time.

If Telesat is unable to place satellites at GSO locations or into NGSOs in a manner that satisfies the ITU Radio Regulations and national regulatory requirements, or if the ITU or national regulatory requirements were to change, or if Telesat is unable to maintain satellites or make use of all of the spectrum for which Telesat has been authorized at the GSO locations that Telesat currently uses, Telesat may lose Telesat’s rights to use these orbital resources and they would become available for other satellite operators to use. The loss of one or more of Telesat’s orbital resources could negatively affect Telesat’s plans and ability to implement Telesat’s business strategy.

Telesat needs to modify the authorizations from Canada and the U.S. for Telesat Lightspeed and there is no guarantee that Canadian and U.S. authorities will approve such modifications.

The parameters of Telesat’s current Ka-band Telesat Lightspeed constellation design align with the parameters of the spectrum license from Canada; however, it may be necessary to amend the milestones in the conditions of license. There is no assurance that such amendment request would be approved. The parameters of Telesat’s current Ka-band Telesat Lightspeed constellation design differ from the parameters of the market access grant from the U.S. Telesat applied on May 26, 2020 to modify Telesat’s U.S. market access grant to match the parameters of Telesat’s final Ka-band Telesat Lightspeed constellation design. There is no assurance that the modification will be approved or, if approved, that it will not have conditions that preclude Telesat from being able to deliver an acceptable level of service in the U.S.

Telesat’s failure to maintain or obtain authorizations under and comply with the U.S. export control and trade sanctions laws and regulations could have a material adverse effect on its results of operations, business prospects and financial condition.

The export of satellites and technical data related to satellites, earth station equipment and provision of services are subject to U.S. export control and economic sanctions laws, implemented by regulations promulgated by the U.S. Department of State, Department of Commerce and Department of the Treasury. If Telesat does not maintain its existing authorizations or obtain necessary future authorizations under the export control laws and regulations of the United States, it may be unable to export technical data or equipment to non-U.S. persons and companies, including to Telesat’s own non-U.S. employees, as required to fulfill existing contracts. If Telesat does not maintain its existing authorizations or obtain necessary future authorizations under the trade sanctions laws and regulations of the United States, it may not be able to provide satellite capacity and related administrative services to certain countries subject to U.S. sanctions. Telesat’s ability to acquire new United States-manufactured satellites, procure launch services and launch new satellites, operate existing satellites, obtain insurance and pursue its rights under insurance policies or conduct its satellite-related operations and consulting activities could also be negatively affected if Telesat and its suppliers are not able to obtain and maintain required U.S. export authorizations.

If Telesat does not obtain required security clearances from, and comply with any agreements entered into with, the U.S. Department of Defense, or if Telesat does not comply with U.S. law, Telesat may not be able to continue to sell Telesat’s LEO services to the U.S. government.

To participate in classified U.S. government programs, Telesat may seek and obtain security clearances for one or more of Telesat’s subsidiaries from the U.S. Department of Defense. Given Telesat’s foreign domestication, Telesat may be required to enter into one or more agreements with the U.S. government that may limit Telesat’s ability to control the operations of this subsidiary, as required under the national security laws and regulations of the U.S. If Telesat does not obtain these security clearances, Telesat’s ability to sell LEO services to the U.S. government will be limited. As a result, Telesat’s business could be materially and adversely affected.

 The content of third-party transmissions over Telesat’s satellites may affect Telesat since Telesat could be subject to sanctions by various governmental entities for the transmission of certain content.

Telesat provides satellite capacity for transmissions by third parties. Telesat does not decide what content is transmitted over its satellites, although its contracts generally provide it with rights to prohibit certain types of content or to cease transmission or permit Telesat to require its customers to cease their transmissions under certain circumstances. A governmental body or other entity may object to some of the content carried over Telesat’s satellites, such as “adult services” video channels or content deemed political in nature. Issues arising from the content of transmissions by these third parties over Telesat’s satellites could affect Telesat’s future revenues, operations or its relationship with certain governments or customers.

Reductions in government spending could reduce demand for Telesat’s services.

Governments, in particular the U.S. government, purchase a substantial amount of satellite services from commercial satellite operators, including Telesat. Spending authorizations for defense-related and other programs by the U.S. government have fluctuated in the past, and future levels of expenditures and authorizations for these programs may decrease, remain constant or shift to programs in areas where Telesat does not currently provide services. To the extent the U.S. government and its agencies reduce spending on commercial satellite services, this could adversely affect Telesat’s revenue and operating margins. Many governments provide funding for satellite services that are used to provide broadband connectivity to rural and remote communities and those with limited terrestrial infrastructure. To the extent these governments reduce spending on satellite services, as a result of the need to reduce overall spending during periods of fiscal restraint, to reduce budget deficits or otherwise, demand for Telesat’s services could decrease which could adversely affect Telesat’s revenue, the prices it is able to charge for services and its results of operations, business prospects and financial condition.

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

The London Interbank Offered Rate (“LIBOR”), the interest rate benchmark used as a reference rate on Telesat’s variable rate debt, including Telesat’s revolving credit facility, term loan, and interest rate swaps is expected to be phased out by the end of 2021, when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market. As of December 31, 2020, Telesat has outstanding $1,552.8 million of indebtedness that matures after 2021 and includes LIBOR as a reference rate. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions selected the Secured Overnight Financing Rate (“SOFR”) as the rate that represents best practice for replacing U.S. dollar LIBOR for use in new U.S. dollar derivatives and other financial contracts, and has recommended a paced transition plan that involves the creation of a reference rate based on SOFR by the end of 2021. SOFR is a more generic measure than LIBOR and considers the cost of borrowing cash overnight, collateralized by U.S. Treasury securities. Although there have been debt issuances utilizing SOFR, it is unknown whether it will attain market acceptance as a replacement for LIBOR. Moreover, it remains unclear whether the cessation of LIBOR will be further delayed due to COVID-19 or what form any delay may take, and there are no assurances that there will be a delay. It is also unclear what the duration and severity of COVID-19 will be, and whether this will impact LIBOR transition planning. COVID-19 may also slow regulators’ and others’ efforts to develop and implement alternative reference rates, which could make LIBOR transition planning more difficult, particularly if the cessation of LIBOR is not delayed but an alternative reference rate does not emerge as industry standard. Given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend some or all contracts with LIBOR as the reference rate and how this will impact Telesat’s cost of variable rate debt and certain derivative financial instruments. Telesat will also need to consider new contracts and if they should reference an alternative benchmark rate or include suggested fallback language, as published by the Alternative Reference Rates Committee. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of Telesat’s variable rate debt or derivative financial instruments which may be detrimental to Telesat’s financial position or results of operations.

Telesat’s dependence on outside contractors could result in delays related to the design, manufacture and launch of its new satellites, or could limit its ability to sell its services, which could adversely affect Telesat’s operating results and prospects.

Any delays in the design, construction or launch of Telesat’s satellites could have a material adverse effect on Telesat’s results of operations, business prospects and financial condition. There are a limited number of manufacturers that are able to design and build satellites according to the technical specifications and standards of quality Telesat requires, including Airbus Defense and Space, Thales Alenia Space, Boeing, Lockheed Martin, MELCO, Orbital and Maxar. Telesat also relies on the manufacturers of its satellites to provide support throughout the life of the satellite in the event it should suffer an anomaly. If any of Telesat’s manufacturers’ businesses fail, it could adversely impact Telesat’s ability to overcome a satellite anomaly and maintain its satellites in service, in whole or in part. There are also a limited number of suppliers able to launch such satellites, including International Launch Services, Arianespace, Mitsubishi Heavy Industries, SpaceX and Lockheed Martin. Should any of Telesat’s manufacturers’ or launch suppliers’ businesses fail, it would reduce competition and could increase the cost of satellites and launch services. Adverse events with respect to any of Telesat’s manufacturers or launch suppliers could also result in the delay of the design, construction or launch of satellites.

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

The assets listed on Telesat’s consolidated balance sheet as of December 31, 2020 include goodwill with a carrying value of approximately CAD 2.4 billion and other intangible assets with a carrying value of approximately CAD 217 million. Goodwill and other intangible assets are qualitatively assessed for indicators of impairment. If the qualitative assessment concludes an indication of impairment, a quantitative impairment test of goodwill and other intangible assets (such as orbital locations) with indefinite useful lives is undertaken. Telesat measures for the quantitative impairment test using a projected discounted cash flow method and confirms the assessment using other valuation methods. If the asset’s carrying value is more than its recoverable amount, the difference is recorded as a reduction in the amount of the asset on the balance sheet and an impairment charge in the statement of income. Quantitative testing for impairment requires significant judgment by management to determine the assumptions used in the impairment analysis. Any changes in the assumptions used could have a material impact on the impairment analysis and result in an impairment charge. Telesat cannot predict whether an event that triggers impairment will occur, when it will occur or how it will affect the reported asset values. If Telesat’s goodwill or other intangible assets are deemed to be impaired in whole or in part, it could be required to reduce or write-off such assets, which could have a material adverse effect on its financial condition.

Telesat may pursue acquisitions, dispositions and strategic transactions which could result in the incurrence of additional costs, liabilities or expenses in connection with the implementation of such transactions.

In the future, Telesat may pursue acquisitions, dispositions and strategic transactions, which may include joint ventures and strategic relations, as well as business combinations or the acquisition or disposition of assets. Acquisitions, dispositions and strategic transactions involve a number of risks, including: potential disruption of ongoing business; distraction of management; may result in Telesat being more leveraged; the anticipated benefits and cost savings of those transactions may not be realized fully or at all or may take longer to realize than expected; increasing the scope and complexity of Telesat’s operations; and loss or reduction of control over certain of Telesat’s assets.

The presence of one or more material liabilities of an acquired company that are unknown to Telesat at the time of acquisition could have a material adverse effect on its results of operations, business prospects and financial condition. A strategic transaction may result in a significant change in the nature of Telesat’s business, operations and strategy. In addition, Telesat may encounter unforeseen obstacles or costs in implementing a strategic transaction.

Telesat continues to evaluate the performance of all of its businesses and may sell businesses or assets. Such a sale could include a strategic disposition of one or more of Telesat’s satellites. In addition to the risks listed above that may occur with any acquisition, disposition or strategic transaction, a satellite divestiture could result in a loss of revenues or significant write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on Telesat’s financial condition, results of operations and cash flows. There can be no assurance that Telesat will be successful in addressing these or any other significant risks encountered.

IV.	Other Risks

Threats to public health, and measures taken in response to them, may have an adverse effect on Telesat’s or our business and results of operations.

Telesat’s or our business and results of operations have been and may continue to be adversely affected by the current outbreak of COVID-19, and by measures taken to prevent its spread, including restrictions on travel, imposition of quarantines, cancellation of events, remote working, and closure of workplaces and other businesses. Telesat’s or our business and results of operations may also be negatively impacted by the adverse effect that COVID-19 has had and may continue to have on global economic activity, which may include a period of prolonged global or regional economic slowdowns or recessions. The extent of the impact of COVID-19 is subject to change and dependent on many factors, including, among others, the duration of the pandemic, the success and timing of the vaccination rollout, and the measures that may be implemented by, or that may be imposed upon, us, Telesat and Telesat’s customers and suppliers in response to the pandemic, and is therefore difficult to predict. COVID-19 could also impact Telesat’s or our ability to attract capital to finance business strategies, such as the development of the Telesat Lightspeed constellation and related network, and also could increase Telesat’s cost of borrowing.

Telesat’s customers in the maritime and aeronautical markets have been significantly impacted by the COVID-19 pandemic and measures implemented in response to it. At the request of some of these customers, Telesat has agreed to amend the terms of certain of their contracts to mitigate the adverse financial impact that COVID-19 is having on their respective businesses. Other Telesat customers may make similar request in the future and Telesat may enter into similar arrangements. The arrangements into which Telesat has entered, and into which Telesat may enter in the future, will have an adverse impact on Telesat’s revenues in the near term. In addition, certain of Telesat’s maritime and aeronautical customers commenced voluntary bankruptcy proceedings. As a result, Telesat had to record a provision for bad debt expense for certain accounts receivable with these customers given the risk that Telesat may not receive payment for all, or substantially all, of the amounts owed to it. Further, bankruptcy laws permit the party in bankruptcy to choose to reject any existing contracts into which they have entered. To the extent they choose to reject the contracts they have with Telesat, Telesat’s customers’ obligations under those contracts would be voided and Telesat’s revenues would be adversely impacted. Moreover, Telesat may not be able to sell the resulting excess capacity on favorable terms, if at all. The adverse effects of the COVID-19 pandemic could result in some of Telesat’s other customers entering into bankruptcy in the future, or otherwise defaulting on their obligations to pay for Telesat’s services, including the customers to whom Telesat has provided contractual relief. In any of these circumstances, Telesat’s revenues, operating income and cash flows would be negatively impacted.

Telesat purchases equipment from third-party suppliers and depends on those suppliers to deliver, maintain and support these products to the contracted specifications in order to meet Telesat’s service commitments to its customers. Additionally, Telesat is currently developing an advanced LEO constellation consisting of several hundred satellites in non-geostationary orbit. There are a limited number of manufacturers that are able to design and build satellites and ground terminals according to the technical specifications and standards of quality Telesat requires and a limited number of launch providers that are able to launch Telesat’s satellites. If Telesat’s suppliers do not meet their obligations to deliver and support their equipment due to operational challenges, temporary or permanent shut downs, severe financial hardship or bankruptcy due to the COVID-19 pandemic, or disruptions in their own supply chains, Telesat’s ability to meet its service commitments to its customers may be adversely affected and the design, construction or launch of the Telesat Lightspeed constellation or components of the network that support it may be delayed.

Telesat’s and our corporate headquarters and many of Telesat’s other offices and facilities, are located in jurisdictions that instituted work from home and social distancing requirements. These restrictions adversely impacted the ability of Telesat’s and our employees to travel to their places of work, and, in the case of Telesat employees, to customer locations and to supplier facilities. Telesat and we enacted work from home policies for our respective employees effective March 16, 2020, which in the case of Telesat are ongoing; in our case, although we have adopted a plan for re-opening of our office in accordance with local regulations and guidance, our employees are nevertheless encouraged to work, and are generally still working, remotely. Telesat has also implemented processes that allow for a minimum number of its employees to be present at Telesat’s facilities, primarily in an attempt to further ensure that its satellite control and network operations are not impacted. To date, Telesat and we have maintained our respective operations without any known material adverse impact on operations. The future effects of the COVID-19 pandemic on Telesat and us are dependent on many factors, including, among others, the duration and severity of the pandemic, whether a significant number of Telesat’s or our respective employees supporting critical operations were to contract COVID-19, whether the current measures to prevent the spread of COVID-19 continue, and whether new restrictions are imposed; the extent of the continuing impact of the COVID-19 pandemic on Telesat’s or our business and results of operations is, therefore, difficult to predict. In the event that Telesat’s or our ability to operate our respective businesses is adversely impacted by the COVID-19 pandemic or by measures taken to prevent its spread, Telesat’s revenue and Telesat’s or our financial performance could be adversely affected.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Interruption or failure of, or cyber-attacks on, Telesat’s or our information technology and communications systems, data breaches, data theft, unauthorized access or hacking could materially hurt Telesat’s or our reputation and ability to operate our respective businesses effectively, any of which could harm Telesat’s or our business and operating results.

Telesat’s and our ability to operate our respective businesses depends, in part, on the secure and uninterrupted performance of Telesat’s and our information technology and communications systems, which are an integral part of Telesat’s and our businesses. We and Telesat rely on our information and communications systems, as well as on software applications developed internally and externally to, among other things, effectively manage the accounting and financial functions, including maintaining internal controls, and, in the case of Telesat, operate Telesat’s satellites and satellites for third parties, provide consulting services by Telesat to customers and transmit customer proprietary and/or confidential content and assist with other operations. An increasing number of companies have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on their computer networks. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we and Telesat may be unable to anticipate these techniques or implement adequate preventive measures. If unauthorized parties gain access to Telesat’s or our information technology systems, they may be able to misappropriate assets, including confidential trade secrets and intellectual property assets, which, in the case of Telesat, could be used to compete against Telesat’s business and otherwise adversely impact Telesat’s competitive position. They could also access sensitive information (such as personally identifiable information of Telesat’s customers and Telesat’s and our business partners and employees (“Stakeholders”)), cause interruption in Telesat’s or our operations, cause corruption of data or computers, or otherwise damage Telesat’s or our reputation and business. In such circumstances, we or Telesat could be held liable to our respective Stakeholders or other parties, or be subject to regulatory or other actions for breaching privacy rules.

While we and Telesat continue to bolster systems with additional security measures, and, working with external experts, mitigate the risk of security breaches, systems may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, inclement weather, natural or man-made disasters, earthquakes, explosions, terrorist attacks, floods, fires, cyber-attacks, computer viruses, power loss, telecommunications or equipment failures, transportation interruptions, accidents or other disruptive events or attempts to harm our or Telesat’s systems. In addition, Telesat’s and our facilities are also potentially vulnerable to break-ins, sabotage and intentional acts of vandalism. Telesat’s and our disaster recovery planning cannot account for all eventualities. Telesat’s or our business and operations could be adversely affected if, as a result of a significant cyber event or otherwise, operations are disrupted or shut down, confidential or proprietary information is stolen or disclosed, Telesat loses customers, costs are incurred or fines are required in connection with confidential or export-controlled information that is disclosed, significant resources are dedicated to system repairs or to increase cyber security protection or we or Telesat otherwise incur significant litigation or other costs as a result of any such event. A serious disruption to systems could significantly limit Telesat’s or our ability to manage and operate Telesat’s or our business efficiently, which in turn could have a material adverse effect on Telesat’s or our business, reputation, results of operations and financial condition. Furthermore, any compromise of Telesat’s or our security could result in a loss of confidence in Telesat’s or our security measures, and subject us or Telesat to litigation, civil or criminal penalties, or negative publicity that could adversely affect Telesat’s or our financial condition and results of operations.

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

Portions of Telesat’s revenue and expenses and all of its debt are denominated in U.S. dollars and changes in the U.S. dollar/Canadian dollar exchange rate may have a negative impact on Telesat’s financial results and affect the ability of Telesat to repay or refinance its borrowings. Telesat’s main currency exposures as of December 31, 2020 lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables and indebtedness, with the most significant impact being on the U.S. dollar denominated indebtedness. In addition, approximately 53% of Telesat’s revenues, 46% of its operating expenses, 100% of its interest expense and a majority of its capital expenditures for 2020 were denominated in U.S. dollars. As of December 31, 2020, a five percent increase (decrease) in the value of the Canadian dollar against the U.S. dollar on financial assets and liabilities would have increased (decreased) Telesat’s net income by approximately $124.6 million. This analysis assumes all other variables, in particular interest rates, remain constant.

Loral reports its investment in Telesat using the equity method of accounting. Loral reports its investment in Telesat in U.S. dollars while Telesat reports its financial results in Canadian dollars. As a result, Telesat’s results of operations are subject to conversion from Canadian dollars to U.S. dollars. Changes in the U.S. dollar relationship to the Canadian dollar affect how Telesat’s financial results are reported in our consolidated financial statements. During 2020, the exchange rate moved from U.S. $1.00/CAD 1.2990 at December 31, 2019 to U.S. $1.00/CAD 1.2725 at December 31, 2020.

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

Also, we have retained Michael B. Targoff, our former chief executive officer and president, as a consultant, in particular to provide assistance and guidance in the oversight of strategic matters relating to Telesat and XTAR. The consulting agreement may be terminated by either the Company or Mr. Targoff at any time for any reason or for no reason on ten days prior notice. There can be no assurance that Mr. Targoff will not terminate the agreement, and, were he to do so, the ability of the Company to close and implement the Transaction, or maintain its presence on the XTAR board of managers, could be adversely affected.

MHR may be viewed as our controlling stockholder and may have conflicts of interest with us in the future.

As of December 31, 2020, various funds affiliated with MHR and Dr. Rachesky held approximately 39.9% of the outstanding voting common stock of Loral as well as all issued and outstanding shares of Loral non-voting common stock, which, when taken together, represent approximately 58.4% of the outstanding common equity of Loral as of December 31, 2020. As of March 5, 2021, representatives of MHR occupy two of the seven seats on our Board of Directors. One seat on our board, previously occupied by a former managing principal of MHR, is currently vacant. In addition, one of our other directors was selected by the creditors’ committee in our predecessor’s chapter 11 cases, in which MHR served as the chairman. Conflicts of interests may arise in the future between us and MHR. For example, MHR and its affiliated funds are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Under our agreement with PSP, subject to certain exceptions, in the event that either (i) ownership or control, directly or indirectly, by Dr. Rachesky, of our voting stock falls below certain levels other than in certain specific circumstances or (ii) there is a change in the composition of a majority of the members of the Loral Board of Directors over a consecutive two-year period without the approval of the incumbent directors, we will lose our veto rights relating to certain actions by Telesat. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat, including a right to cause Telesat to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat, to cause the sale of Telesat and to drag along the other shareholders in such sale, subject to our right to call PSP’s shares at fair market value.

There is a thin trading market for our voting common stock.

Trading activity in our voting common stock, which is listed on the Nasdaq Global Select Market, has generally been light, averaging approximately 181,000 shares per day for the year ended December 31, 2020. Moreover, over 50% of our voting common stock is effectively held by MHR and several other stockholders. If any of our significant stockholders should sell some or all of their holdings, it will likely have an adverse effect on our share price. Although the funds affiliated with MHR have restrictions on their ability to sell our shares under U.S. securities laws, we have filed a shelf registration statement in respect of the voting common stock and non-voting common stock they hold in Loral that effectively eliminates such restrictions. Such funds also have other demand and piggyback registration rights in respect of their Loral voting common stock and non-voting common stock that would also, if exercised, effectively eliminate such restrictions.

The market for our voting common stock could be adversely affected by future issuance of significant amounts of our voting common stock.

As of December 31, 2020, 21,427,078 shares of our voting common stock and 9,505,673 shares of our non-voting common stock were outstanding. On that date, there were also outstanding 98,917 vested restricted stock units. These restricted stock units may be settled either in cash or Loral voting common stock at the Company’s option.

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

As of December 31, 2020, we had various tax attributes including carryforwards for federal net operating losses (“NOLs”) of $43.1 million and foreign tax credits (“FTCs”) of $109.6 million and state NOLs that are available to offset future tax liability (see Notes 2 and 7 to the Loral consolidated financial statements for a description of the accounting treatment of such tax attributes). As our emergence from bankruptcy on November 21, 2005 constituted an “ownership change” under Section 382 of the Internal Revenue Code, our ability to use these tax attributes existing at such effective date is subject to an annual limitation of approximately $32.6 million (tax effect of $6.8 million), subject to increase or decrease based on certain factors. If Loral experiences an additional “ownership change” during any three-year period after November 21, 2005, future use of these tax attributes may become further limited. An ownership change may be triggered by sales or acquisitions of Loral equity interests in excess of 50% by shareholders owning five percent or more of our total equity value, i.e., the total market value of our equity interests, as determined on any applicable testing date. A strategic transaction with respect to our ownership interest in Telesat could result in such an ownership change. We would be adversely affected by an additional “ownership change” if, at the time of such change, the total market value of our equity multiplied by the federal applicable long-term tax exempt rate, which at March 1, 2021 was 1.22%, was less than $32.6 million. As of March 1, 2021, the total market value of our equity ($1.5 billion) multiplied by the federal applicable long-term tax exempt rate was approximately $18.1 million.

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

Our qualified pension plan is invested primarily in equity and fixed income investments. Steep declines in the equity markets will have the effect of reducing our pension plan assets, thereby increasing the plan’s unfunded status, resulting in increased pension liabilities on our balance sheet. In addition, reductions in interest rates, whether in connection with the Federal Reserve attempting to stabilize the markets or otherwise, will have the effect of increasing our pension plan obligations. A significant reduction in pension plan assets and/or increase in pension plan obligations will increase pension liabilities on our balance sheet and may have the effect of requiring us to increase our contributions to our pension plan or make such contributions earlier than we anticipated thereby having an adverse effect on our financial position.

Third parties have significant rights with respect to our affiliates.

Third parties have significant rights with respect to, and we do not have control over management of, our affiliates. For example, while we own 62.6% of the participating shares of Telesat, we own only 32.6% of the voting power. Also, Hisdesat enjoys substantial approval rights in regard to XTAR, our X-band joint venture. The rights of these third parties and fiduciary duties under applicable law could result in others acting or failing to act in ways that are not in our best interest.

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

Satellite Services

Telesat’s primary SCC is located at its headquarters in Ottawa, Ontario. This facility operates LEO 1, 13 of Telesat’s 15 geostationary satellites as well as ViaSat-1 and numerous other satellites for third parties. Telesat’s Telstar 14R/Estrela do Sul 2 satellite and Telstar 19 VANTAGE satellite are operated from Telesat’s SCC in Rio de Janeiro, Brazil. Telesat’s headquarters are located in downtown Ottawa where it leases approximately 75,900 rentable square feet. Telesat’s lease expires on July 31, 2029. Telesat has two options to extend the lease for an additional five years each.

The Allan Park earth station, located northwest of Toronto, Ontario on approximately 65 acres of owned land, houses a customer support center and a technical control center. This facility is the single point of contact for Telesat’s international customers and is also the main earth station complex providing telemetry, tracking and control services for the satellites Telesat operates. The Allan Park earth station also houses Telesat’s backup SCC for the Nimiq and Anik satellites. The back-up SCC for the Telstar satellites is located at the Mount Jackson earth station. Telesat would have the functional ability to restore satellite control services via the Allan Park and Mount Jackson back-up control centers if Telesat’s primary SCCs became disabled.

Telesat also operates 18 other earth stations in various countries, primarily in Canada and the United States.

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

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  Market Price and Dividend Information

Loral’s amended and restated certificate of incorporation provides that the total authorized capital stock of the Company is eighty million (80,000,000) shares consisting of two classes: (i) seventy million (70,000,000) shares of common stock, $0.01 par value per share, divided into two series, of which 50,000,000 shares are voting common stock and 20,000,000 shares are non-voting common stock and (ii) ten million (10,000,000) shares of preferred stock, $0.01 par value per share. Each share of voting common stock and each share of non-voting common stock are identical and are treated equally in all respects, except that the non-voting common stock does not have voting rights except as set forth in Article IV(a)(iv) of the amended and restated certificate of incorporation and as otherwise provided by law. Article IV(a)(iv) of Loral’s amended and restated certificate of incorporation provides for, among other things, the equal treatment of the non-voting common stock with the voting common stock, and Article IV(a) may not be amended, altered or repealed without the affirmative vote of holders of a majority of the outstanding shares of the non-voting common stock, voting as a separate class. Except as otherwise provided in the amended and restated certificate of incorporation or bylaws of Loral, each holder of Loral voting common stock is entitled to one vote in respect of each share of Loral voting common stock held of record on all matters submitted to a vote of stockholders.

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

Our voting common stock trades on the Nasdaq Global Select Market under the ticker symbol “LORL.”

On January 5, 2021, we received the Nasdaq Notice from the Listing Qualifications Department of Nasdaq indicating that the Company is not in compliance with Rule 5620(a) of the Nasdaq Rules as a result of the Company not having held an annual meeting of stockholders within 12 months of the end of the Company’s fiscal year on December 31, 2019. The Nasdaq Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Select Market.

The Nasdaq Notice stated that, under the Nasdaq Rules, the Company had 45 calendar days to submit a plan to regain compliance with the Nasdaq Rules. On February 17, 2021, we submitted to Nasdaq our plan to regain compliance with the Nasdaq Rules. In our submission, we informed Nasdaq that, on February 11, 2021, a draft Registration Statement containing a preliminary proxy statement for the 2020 Annual Meeting of Stockholders of the Company was confidentially submitted to the SEC, and as soon as practicable after the Registration Statement is filed and declared effective by the SEC, we intend to mail the definitive proxy statement and hold our 2020 Annual Meeting.

There is no established trading market for the Company’s non-voting common stock. All of the shares of non-voting common stock were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act.

Shareholder Rights Plan

On November 23, 2020, the Board of Directors of Loral declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of Loral voting common stock and Loral non-voting common stock outstanding on December 4, 2020 to the Loral stockholders of record on that date. Each Right entitles the registered holder to purchase from Loral one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Series A Preferred Shares”), of Loral, having such rights and preferences as are set forth in the Certificate of Designation of Series A Junior Participating Preferred Stock (the “Series A Certificate of Designation”), at a price of $120.48 per one one-thousandth of a Series A Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (as it may be amended from time to time, the “Rights Agreement”) between Loral and Computershare Trust Company, N.A., a federally chartered trust company, as Rights Agent. On November 24, 2020, Loral filed the Series A Certificate of Designations with the Secretary of State of the State of Delaware to establish the preferences, limitations and relative rights of the Series A Preferred Stock.

The Rights are attached to and trade together with Loral’s common stock.

The foregoing description of the Series A Certificate of Designation, the Rights Agreement, the Rights and the rights, powers, preferences and other terms of the Series A Preferred Shares is not complete and is qualified in its entirety by reference to the complete text of the Series A Certificate of Designation and the Rights Agreement, as each may be amended from time to time, which are filed as Exhibits 3.2 and 4.2, respectively, hereto and each exhibit is incorporated herein by reference.

Recent Sales of Unregistered Securities

On November 24, 2020, in connection with the Transaction, Loral issued to Telesat Partnership five shares of Series B Preferred Stock, par value $0.01 per share, of Loral (the “Series B Preferred Stock”) pursuant to the terms of a Subscription Agreement, dated November 23, 2020 (the “Subscription Agreement”) between Loral and Telesat Partnership. The aggregate consideration received by Loral for this issuance was $100. The sale of the Series B Preferred Stock was a private sale and exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) and Rule 506(b) of Regulation D thereof. Such shares of Series B Preferred Stock will remain outstanding following the Merger and will give Telesat Partnership the right to vote such shares once there is no Loral common stock outstanding.

In connection with the Transaction, the Board of Directors of Loral approved, and on November 24, 2020 the Company filed with the Secretary of State of the State of Delaware, the Certificate of Designation of Series B Preferred Stock (the “Series B Certificate of Designation”), setting forth and establishing the preferences, limitations and relative rights of the Series B Preferred Stock.

The foregoing description of the Series B Preferred Stock, Subscription Agreement and Series B Certificate of Designation, is not complete and is qualified in its entirety by reference to the Series B Certificate of Designation and the Subscription Agreement, which are filed as Exhibits 3.3 and 10.8, respectively, hereto and are incorporated herein by reference.

(b) Approximate Number of Holders of Common Stock

At March 5, 2021, there were 129 holders of record of our voting common stock and five holders of record of our non-voting common stock.

(c) Dividends

On April 30, 2020, the Company’s Board of Directors declared a special dividend of $5.50 per share for an aggregate dividend of approximately $170.1 million. The special dividend was paid on May 28, 2020 to holders of record of Loral voting and non-voting common stock as of the close of business on May 14, 2020.

On November 23, 2020, the Company’s Board of Directors declared a special dividend of $1.50 per share for an aggregate dividend of approximately $46.4 million. The special dividend was paid on December 17, 2020 to holders of record of Loral voting and non-voting common stock as of the close of business on December 4, 2020.

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

Overview

Business

Recent Developments

On November 23, 2020, Loral entered into the Transaction Agreement with Telesat, Telesat Partnership, Telesat Corporation, Telesat CanHoldco, Merger Sub, PSP and Red Isle, under which Merger Sub will merge with and into Loral, with Loral surviving the Merger as a wholly owned subsidiary of Telesat Partnership, and Loral stockholders receiving common shares of Telesat Corporation and/or units of Telesat Partnership that will be exchangeable for common shares of Telesat Corporation following the expiration of a six-month lock-up period.

The Transaction Agreement contains a number of customary conditions that must be fulfilled to complete the Transaction, including (i) approval of (A) a majority of the outstanding Loral voting common stock and (B) a majority of the outstanding Loral voting common stock not held by MHR, PSP, any other party to the Transaction Agreement or certain of their respective affiliates; (ii) the parties having obtained certain regulatory consents and approvals; (iii) no legal proceedings having been commenced that would enjoin or prohibit the consummation of the Transaction; (iv) the listing of the Class A and Class B shares of Telesat Corporation on a U.S. securities exchange; (v) no “Material Adverse Effect” (as defined in the Transaction Agreement) having occurred; (vi) Telesat remaining in good standing with respect to its material debt obligations; (vii) the accuracy of certain representations (subject to certain qualifications as to materiality) and material performance of certain covenants by the parties, subject to specified exceptions; (viii) effectiveness of the registration statement on Form F-4 and the issuance of a receipt for each of the Canadian preliminary and final prospectuses in respect of the Transaction; (ix) no U.S., Canadian or Spanish governmental agency having commenced civil or criminal proceeding against Loral alleging that any member of the “Loral Group” has criminally violated any law, and no member of the “Loral Group” having been indicted or convicted for, or plead nolo contendere to, any such alleged criminal violation; (x) Loral remaining solvent and not having entered into any bankruptcy or related proceeding; and (xi) the delivery by the parties of certain closing deliverables. If the parties have confirmed that all the conditions are satisfied or waived (other than those conditions that by their terms are to be satisfied at the Closing, but which conditions are capable of being satisfied at the Closing), then PSP and Loral will each have the right to extend the Closing for any number of periods of up to 30 days each and no longer than 120 days in the aggregate, from the date on which the Closing otherwise would have occurred. If the Closing is extended, the Closing will occur on the first two consecutive business days commencing on the fifth business day after the expiration of the final extension period on which the conditions are satisfied or waived (other than the conditions (i) with respect to no “Material Adverse Effect” (as defined in the Transaction Agreement) having occurred, (ii) that by their terms are to be satisfied at the Closing, but subject to the satisfaction or waiver of such conditions at the Closing and (iii) if PSP extends the Closing, with respect to a civil or criminal legal proceeding alleging that Loral or any of its subsidiaries (excluding XTAR and GdM and their subsidiaries), has criminally violated a law).  Subject to the satisfaction of the conditions to Closing and any extensions described above, we expect to complete the Transaction in the third quarter of 2021.

Upon satisfaction of the terms and subject to the conditions set forth in the Transaction Agreement, the Transaction will result in the current stockholders of Loral, PSP and the other shareholders in Telesat (principally current or former management of Telesat) owning approximately the same percentage of equity in Telesat indirectly through Telesat Corporation and/or Telesat Partnership as they currently hold (indirectly in the case of Loral stockholders and PSP) in Telesat, Telesat Corporation becoming the publicly traded general partner of Telesat Partnership and Telesat Partnership indirectly owning all of the economic interests in Telesat, except to the extent that the other shareholders in Telesat elect to retain their direct interest in Telesat.

The Transaction Agreement provides certain termination rights for both Loral and PSP and further provides that, in certain circumstances, Loral may be required to pay to Red Isle a termination fee of $6,550,000 or $22,910,000, or to pay to PSP a “breach” fee of $40,000,000, in each case as provided in the Transaction Agreement.

Description of Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations primarily through its ownership interest in Telesat, a leading global satellite operator. Telesat provides its satellite and communication services from a fleet of GEO satellites that occupy Canadian and other orbital locations. Telesat is also developing a planned global constellation of LEO satellites known as “Telesat Lightspeed.” Loral holds a 62.6% economic interest and a 32.6% voting interest in Telesat as of December 31, 2020.

Telesat’s GEO Satellite Business

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

As of December 31, 2020, Telesat provided satellite services to customers from its fleet of 15 GEO satellites, as well as the Canadian payload on the ViaSat-1 satellite. Telesat also manages the operations of additional satellites for third parties. As of December 31, 2020, Telesat’s contracted backlog from its GEO satellite business was approximately $2.1 billion.

Telesat Lightspeed

Telesat has commenced the development of what it believes will be the world’s most advanced constellation of LEO satellites and integrated terrestrial infrastructure, called “Telesat Lightspeed” – a platform designed to revolutionize the provision of global broadband connectivity. In January 2018, Telesat’s first LEO satellite was successfully launched into orbit. This Phase 1 LEO satellite has demonstrated certain key features of the Telesat Lightspeed system design, specifically the capability of the satellite and customer terminals to deliver a low latency broadband experience. Telesat also installed ground infrastructure at its teleport in Allan Park in Canada to support testing with a variety of existing and prospective customers and potential suppliers of the Telesat Lightspeed system hardware who have been participating in trials since the second half of 2018.

To advance its plans for Telesat Lightspeed, Telesat has recently undertaken, among other things, the following:

In February 2021, Telesat announced that it had entered into an agreement with TAS to be the prime manufacturer of the Telesat Lightspeed constellation and that TAS and its affiliate Telespazio have made a Lightspeed capacity commitment in connection with the agreement. Under the terms of the agreement, the parties have provided for continued progress of the program while the financing for the project is being finalized. The execution of the definitive manufacturing agreement, the commencement of full construction activities and the final constellation deployment schedule are subject to, and conditional upon, the progress of the financing of the program.

In February 2021, Telesat announced that it had selected MDA to manufacture the phased array antennas to be incorporated into the Telesat Lightspeed satellites. Under the terms of the agreement Telesat has entered into with MDA, the parties have provided for continued progress of the program while the financing for the project is being finalized.

In February 2021, Telesat announced that it had entered into an MOU with the government of Québec for an investment of CAD 400 million into Telesat Lightspeed. Under the terms of the MOU, the investment by the government of Québec will consist of CAD 200 million in preferred equity as well as a CAD 200 million loan. Telesat expects that a final agreement will be completed in the coming months.

While Telesat has entered into agreements with TAS and MDA, the execution of the definitive manufacturing agreements with them, the commencement of full construction activities and the final constellation deployment schedule are subject to, and conditional upon, the progress of the financing for the program. Similarly, the government of Quebec’s CAD 400 million investment is subject to a number of conditions, including financing and the entering into of a further definitive agreement.

Telesat continues to take a number of steps to advance Telesat Lightspeed’s business plan, including putting in place arrangements with launch providers, ground systems operators, and antenna manufacturers (to advance the development of economical and high efficiency antenna systems).

Telesat currently estimates that Telesat Lightspeed will require a capital investment of approximately $5 billion. Telesat anticipates diverse sources of financing, including (subject to compliance with Telesat’s borrowing covenants) Telesat’s current cash-on-hand, expected cash flows of Telesat’s GEO business, proceeds Telesat expects to receive from the repurposing of C-band spectrum, potential future equity issuance, and future borrowings, including from export credit agencies.

 In July 2019, Telesat announced that it had entered into a memorandum of understanding with the government of Canada regarding a partnership intended to ensure access to affordable high-speed internet connectivity across rural and remote areas of Canada through the development of the Telesat Lightspeed constellation. The partnership is expected to generate CAD 1.2 billion in revenue for Telesat over 10 years, which includes up to CAD 600 million from the government of Canada.

In May 2019, Telesat entered into an agreement with the government of Canada pursuant to which the government of Canada will contribute up to CAD 85 million through July 31, 2023 to support the development of the Telesat Lightspeed constellation. As of December 31, 2020 and 2019, Telesat recorded CAD 12 million and CAD 5.0 million, respectively, relating to the agreement.

Repurposing of C-Band Spectrum

In a number of countries, regulators plan to adopt new spectrum allocations for terrestrial mobile broadband and 5G, including certain C-band spectrum currently allocated to satellite services. Telesat currently use C-band spectrum in a number of countries, including the U.S. and Canada. To the extent that Telesat is able to assist in making the C-band spectrum it uses available for use for terrestrial mobile broadband and 5G, Telesat may be entitled to certain compensation.

In February 2020, the FCC issued a final Report and Order on Expanding Flexible use of the 3.7 to 4.2 GHz Band. The Report and Order provided that Telesat would receive as much as $344.4 million from the repurposing of C-band spectrum in the U.S. provided that Telesat takes the necessary actions to move its services in the continental U.S. out of the 3700 — 4000 MHz spectrum band and into the 4000 — 4200 MHz band and takes the necessary steps to ensure that its end user antennas will not be subject to terrestrial interference. Telesat believes that it can meet all the requirements to receive the $344.4 million.

A similar repurposing of C-band spectrum is currently underway in Canada as well, with the government of Canada launching a public consultation on repurposing C-band spectrum in August 2020. In the consultation document, in addition to its own proposal, the government of Canada included a proposal put forward by Telesat whereby Telesat — the sole satellite operator licensed to use C-band in Canada — would accelerate, and be fully responsible for, the clearing of a portion of the C-band spectrum for 5G. In return, Telesat would be compensated for clearing and repurposing the spectrum. Comments were submitted to the government on October 26, 2020, and Reply Comments were submitted on November 30, 2020. Telesat anticipates a decision in 2021.

Telesat Lightspeed Asset Transfers

In December 2020, in connection with Telesat’s ongoing financing activities related to its planned Telesat Lightspeed constellation, Telesat designated certain of its subsidiaries as unrestricted subsidiaries under its amended senior secured credit facilities and the indentures governing its senior secured notes and senior notes.

On December 31, 2020, Telesat and Telesat Spectrum General Partnership (“TSGP”), a wholly owned restricted subsidiary of Telesat, entered into a series of transactions in which Telesat and TSGP transferred to certain unrestricted subsidiaries (i) assets relating to the Telesat Lightspeed network, including NGSO spectrum authorizations, U.S. market access rights, certain IP, certain fixed assets and certain contracts, and (ii) C-band assets, including Canadian C-band licenses and U.S. C-band market access rights, together with the right to receive proceeds from the repurposing thereof. In connection with such asset transfers, the applicable unrestricted subsidiaries entered into certain market access and control agreements permitting Telesat and TSGP to retain access and/or control over the transferred assets. Concurrently with these transactions, Telesat contributed $193 million in cash to Telesat LEO Holdings Inc., an unrestricted subsidiary of Telesat. These transactions are collectively referred to as the “LEO Transactions.”

Immediately prior to the LEO Transactions, Telesat prepaid outstanding term loans under its amended senior secured credit facilities in an aggregate principal amount of $341.4 million. As a result of such prepayment, pro forma leverage under the amended senior secured credit facilities at the time of the LEO Transactions was less than 4.50 to 1.00. The LEO Transactions complied with the covenants set forth in the amended senior secured credit facilities and the indentures governing Telesat’s senior secured notes and senior notes.

Telesat Outlook

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

After decades of developing and successfully operating its GEO-based satellite services business, Telesat believes that it is now poised to revolutionize the provision of global broadband connectivity by developing what Telesat believes will be the world’s most advanced constellation of LEO satellites and integrated terrestrial infrastructure, Telesat Lightspeed.

Telesat believes that it is well positioned to serve its customers and the markets in which it participates. Telesat actively pursues opportunities to develop new satellites, particularly in conjunction with current or prospective customers who will commit to long-term service agreements prior to the time the satellite construction contract is signed. Although Telesat regularly pursues these opportunities, it does not procure additional or replacement satellites until it believes there is a demonstrated need and a sound business plan for such satellite capacity.

In 2021, Telesat remains focused on increasing utilization of its existing satellites, the development of its global Lightspeed constellation, identifying and pursuing opportunities to invest in other expansion of satellite capacity and leveraging the value of its spectrum rights, all while maintaining operating discipline.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. During 2020, approximately 53% of Telesat’s revenues, 46% of its operating expenses, 100% of its interest expense and the majority of its capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated indebtedness and cash and short term investments. As of December 31, 2020, Telesat’s U.S. dollar denominated debt totaled $2.5 billion. As of December 31, 2020, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar on financial assets and liabilities would have increased (decreased) Telesat’s net income by approximately $124.6 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

Other

We own 56% of XTAR, a joint venture between us and Hisdesat of Spain. Prior to July 1, 2020, XTAR owned and operated an X-band satellite, the XTAR–EUR Satellite located at the 29° E.L. Orbital Slot. In addition, prior to July 1, 2020, XTAR leased from Hisdesat 7.2 72MHz X-band transponders on the Spainsat satellite located at 30° W.L.. For services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee under the Loral Management Agreement. As of December 31, 2019, the amount due to Loral under the Loral Management Agreement was $6.6 million, and we had an allowance of $6.6 million against this receivable.

On July 1, 2020, Loral, XTAR and Hisdesat restructured their relationship, including, among other things, the following: (i) Hisdesat purchased the Satellite and certain assets related to operation of the Satellite from XTAR; (ii) XTAR’s agreement with Hisdesat to operate the Satellite at the Orbital Slot was terminated and the rights and licenses to operate the Satellite at the Orbital Slot reverted to Hisdesat; (iii) the Transponder Lease was terminated; (iv) XTAR and Hisdesat entered into an agreement under which XTAR will continue to market and sell capacity on the Satellite and on the Spainsat satellite; (v) XTAR and Loral terminated the Loral Management Agreement; and (vi) Loral granted to Hisdesat an option to acquire for nominal consideration, subject to receipt of all required regulatory approvals, Loral’s membership interests in XTAR. This option has not yet been exercised by Hisdesat. On July 2, 2020, Loral received from XTAR $5.9 million from the proceeds of the sale of the Purchased Assets in full and final settlement of the past due receivable outstanding of $6.6 million under the Loral Management Agreement. As a result, the Company recorded a $5.9 million recovery of an affiliate doubtful receivable and a corresponding reduction in its allowance for doubtful accounts for the year ended December 31, 2020.

COVID-19

On March 11, 2020, the World Health Organization designated the COVID-19 coronavirus as a global pandemic. Various policies and initiatives have been implemented worldwide to reduce the global transmission of COVID-19, including the promotion of social distancing and the adoption of remote working policies.

Although the COVID-19 pandemic has had a limited impact on Telesat’s and our ability to operate our respective businesses, Telesat’s customers in the maritime and aeronautical markets have been significantly impacted by the pandemic. At the request of some of these customers, Telesat has agreed to amend the terms of certain of their contracts to mitigate the adverse financial impact that COVID-19 is having on their respective businesses. These arrangements will have an adverse impact on Telesat’s revenues in the near term. While not sufficient to offset adverse impacts referred to above, Telesat has experienced some increased demand for services as a result of COVID-19, primarily from government, and government-sponsored broadband requirements. In addition, certain of Telesat’s maritime and aeronautical customers have commenced voluntary bankruptcy proceedings. As a result, Telesat recorded a provision for bad debt expense for certain accounts receivable with these customers given the risk that Telesat may not receive payment for all, or substantially all, of the amounts owed to it. For additional details on risks associated with the current outbreak of COVID-19, refer to Item 1A. Risk Factors.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, and on April 24, 2020, the Paycheck Protection Program and Healthcare Enhancement Act was signed into law (collectively, the “COVID-19 Acts”). The COVID-19 Acts provide a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The COVID-19 Acts reduced our income tax provision by approximately $2.6 million for the year ended December 31, 2020. We continue to monitor any other effects that may result from the COVID-19 Acts.

Consolidated Operating Results

Please refer to Critical Accounting Matters set forth below in this section.

2020 Compared with 2019

The following compares our consolidated results for 2020 and 2019 as presented in our financial statements:

Operating loss

	Year Ended December 31,
	2020	2019

	(In thousands)
General and administrative expenses	$(6,717)	$(6,612)
Recovery of affiliate doubtful receivable	5,854	—
Operating loss	$(863)	$(6,612)

General and administrative expenses were comparable for the years ended December 31, 2020 and 2019. The recovery of affiliate doubtful receivable in 2020 represents the receipt of $5.9 million from XTAR in full and final settlement of the past due receivable outstanding of $6.6 million under the Loral Management Agreement.

Interest and Investment Income

	Year Ended December 31,
	2020	2019

	(In thousands)
Interest and investment income	$1,050	$5,727

Interest and investment income decreased by $4.7 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to the lower cash balance resulting primarily from payment of cash dividends of $170.1 million and $46.4 million in May 2020 and December 2020, respectively, and lower interest rates earned on the cash balance during the year 2020 as compared to 2019.

Other Expense

	Year Ended December 31,
	2020	2019

	(In thousands)
Other expense	$10,898	$4,586

For the years ended December 31, 2020 and 2019, other expense includes Transaction related expenses of $10.2 million and $4.0 million, respectively.

Income Tax Provision

	Year Ended December 31,
	2020	2019

	(In thousands)
Income tax provision	$(12,886)	$(6,153)

For 2020, we recorded a current and deferred tax provision of $1.5 million and $11.4 million, respectively, resulting in a total tax provision of $12.9 million. For 2019, we recorded a current and deferred tax provision of $3.2 million and $3.0 million, respectively, resulting in a total tax provision of $6.2 million. Our income tax provision for 2020 includes a current and deferred tax benefit of $1.6 million and $1.0 million, respectively, from the COVID-19 Acts.

The deferred tax provision for each period included the impact of equity in net income of affiliates in our consolidated statement of operations. After utilization of our NOL carryforwards and allowable tax credits, federal income tax on Global Intangible Low-Taxed Income (“GILTI”) from Telesat was zero. Furthermore, since our deferred tax assets related to the investment in Telesat will be realized from the future recognition of GILTI, the federal portion of these deferred tax assets are valued at zero.

During 2021, the statute of limitations for assessment of additional tax will expire with regard to certain uncertain tax positions (“UTPs”), potentially resulting in a $19.1 million reduction to our income tax provision.

To the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, subject to the provisions of the Transaction Agreement, in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

See Critical Accounting Matters — Taxation below for discussion of our accounting method for income taxes.

Equity in Net Income of Affiliates

	Year Ended December 31,
	2020	2019

	(In thousands)
Telesat	$116,716	$101,403

The following is a reconciliation of the changes in our investment in Telesat for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020		2019

	(In thousands)
Opening Balance, January 1,		$90,184		$24,574
Components of equity in net income of Telesat:
Equity in net income of Telesat	$111,892		$97,856
Eliminations of affiliate transactions and related amortization	4,824	116,716	3,547	101,403
Equity in Telesat-related other comprehensive loss		(14,236)		(35,793)
Ending balance, December 31,		$192,664		$90,184

As of December 31, 2020, we held a 62.6% economic interest and a 32.6% voting interest in Telesat. Loral’s equity in net income of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. The amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income or loss of Telesat. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned SSL and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets.

Summary financial information for Telesat in accordance with U.S. GAAP in Canadian dollars and U.S. dollars for the years ended and as of December 31, 2020 and 2019 follows (in thousands):

	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019

	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	823,575	914,000	613,866	687,868
Operating expenses	(182,808)	(187,533)	(136,262)	(141,136)
Depreciation and amortization	(234,148)	(266,863)	(174,526)	(200,838)
Impairment of intangible asset	(4,575)	—	(3,410)	—
Other operating expense	(216)	(862)	(160)	(649)
Operating income	401,828	458,742	299,508	345,245
Interest expense	(204,242)	(247,670)	(152,236)	(186,394)
Loss on refinancing	—	(114,493)	—	(86,166)
Foreign exchange gain	47,836	162,109	35,655	122,002
Loss on financial instruments	(17,851)	(55,859)	(13,305)	(42,039)
Other income	7,100	21,634	5,294	16,282
Income tax benefit (provision)	4,992	(16,929)	3,721	(12,741)
Net income	239,663	207,534	178,637	156,189
Average exchange rate for translating Canadian dollars
to U.S. dollars (1 U.S. dollar equals)	1.3425	1.3289

	December 31,		December 31,
	2020	2019	2020	2019

	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	894,835	1,139,605	703,210	877,294
Total assets	5,018,579	5,365,307	3,943,875	4,130,337
Current liabilities	165,233	161,357	129,849	124,217
Long-term debt, including current portion	3,159,944	3,684,873	2,483,256	2,836,700
Total liabilities	3,996,600	4,552,467	3,140,747	3,504,594
Shareholders’ equity	1,021,979	812,840	803,128	625,743
Period end exchange rate for translating Canadian dollars
to U.S. dollars (1 U.S. dollar equals)	1.2725	1.2990

Telesat’s revenue decreased by $74 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 due primarily to the reduction of service for a North American DTH customer, lower revenue from enterprise services due to the completion of the non-cash amortization of a significant financing component of an agreement, lower revenue associated with short-term services provided to other satellite operators, and, to a lesser extent, the impact of the COVID-19 pandemic on certain enterprise customers and lower consulting revenues. The foreign exchange rate change decreased Telesat’s revenue by approximately $3.0 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Telesat’s operating expenses decreased by $4.9 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to lower expenses related to development of the Telesat Lightspeed constellation, net of amounts to be reimbursed under a grant from the Canadian government, lower consultancy related expenses and lower employee bonuses, partially offset by higher wages related to hiring of additional employees primarily to support the Telesat Lightspeed program, lower capitalized engineering costs, higher professional fees, higher provision for bad debt expense associated with the COVID-19 pandemic and higher in-orbit insurance.

Telesat’s depreciation and amortization decreased by $26.3 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to the end of useful life, for accounting purposes, of the Anik F2 satellite in the fourth quarter of 2019, the Anik F1R satellite in the fourth quarter of 2020 and certain customer relationships in 2019.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. Telesat’s main currency exposures as of December 31, 2020, lie in its U.S. dollar denominated cash and cash equivalents, accounts receivable, accounts payable and debt financing. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated debt financing. As of December 31, 2020, Telesat’s U.S. dollar denominated debt totaled $2.5 billion. As of December 31, 2020, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar on financial assets and liabilities would have increased (decreased) Telesat’s net income by approximately $124.6 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

Backlog

Telesat’s backlog as of December 31, 2020 and 2019 was $2.1 billion and $2.5 billion, respectively. It is expected that approximately 23.9% of satellite services backlog will be recognized as revenue by Telesat during 2021. As of December 31, 2020, Telesat had received approximately $325.4 million of customer prepayments.

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

These provisions are applicable to all of our assets and liabilities that are measured and recorded at fair value.

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2020:

	Level 1	Level 2	Level 3

	(In thousands)
Assets
Cash equivalents: Money market funds	$29,166	$—	$—
Other current assets:
Indemnification - Sale of SSL	$—	$—	$598
Liabilities
Long term liabilities:
Indemnification - Globalstar do Brasil S.A.	$—	$—	$145

The carrying amount of money market funds approximates fair value as of each reporting date because of the short maturity of those instruments.

The Company did not have any non-financial assets or non-financial liabilities that were recognized or disclosed at fair value as of December 31, 2020.

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

The asset resulting from the indemnification of SSL is for certain pre-closing taxes and reflects the excess of payments since inception over refunds and the estimated remaining liability, which was originally determined using the fair value objective approach. The estimated liability for indemnifications relating to Globalstar do Brasil S.A., originally determined using expected value analysis, is net of payments since inception.

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

The discount rate is subject to change each year, based on a hypothetical yield curve developed from a portfolio of high quality, corporate, non-callable bonds with maturities that match our projected benefit payment stream. The resulting discount rate reflects the matching of the plan liability cash flows to the yield curve. The discount rate determined on this basis for the qualified pension plan and other employee post-retirement benefit costs was 2.5% and 3.25% as of December 31, 2020 and 2019, respectively.

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the plan’s projected benefit obligation, asset mix and the fact that its assets are actively managed to mitigate risk. Allowable investment types include equity investments, fixed income investments and real assets. Both equity and fixed income investment types may include alternative investments which are permitted to be up to 20% of total plan assets. Pension plan assets are primarily managed by Russell Investment Corp. (“Russell”), which allocates the assets into specified Russell-designed funds as we direct. Each specified Russell fund is then managed by investment managers chosen by Russell. We also engage non-Russell related investment managers through Russell, in its role as trustee, to invest pension plan assets. The targeted long-term allocation of our pension plan assets is 56.5% in liquid return-seeking investments, 29% in fixed income investments and 14.5% in alternative investments. The expected long-term annual rate of return on plan assets was 7.00% and 7.25% for 2020 and 2019, respectively. For 2021, we have updated our expected long-term rate of return to 6.75%.

Pension and other employee post-retirement benefit costs (“Net Periodic Costs”) included in our statement of operations in 2021 are expected to be approximately $1.1 million, which is unchanged from Net Periodic Costs in 2020. Net Periodic Costs include amortization of actuarial gains and losses presented in accumulated other comprehensive loss. We use the corridor approach to amortize actuarial gains and losses. Under this approach, net actuarial gains or losses in excess of 10% of the larger of the benefit obligation or fair value of plan assets are amortized on a straight-line basis. Changes in Net Periodic Costs are partly driven by changes in discount rate and expected long-term rate of return. Lowering the discount rate and the expected long-term rate of return each by 0.5% would have increased Net Periodic Costs by approximately $0.2 million in 2020.

The benefit obligations for pensions and other employee post-retirement benefits exceeded the fair value of plan assets by $20.3 million at December 31, 2020. We are required to recognize the funded status of a benefit plan on our balance sheet. Market conditions and interest rates significantly affect future assets and liabilities of Loral’s pension and other employee benefits plans.

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

Liquidity and Capital Resources

Loral

As described above, Loral’s principal asset is a 62.6% economic interest in Telesat. The operations of Telesat are not consolidated but are presented using the equity method of accounting. Loral has no debt. Telesat has third party debt with financial institutions. Cash is maintained at Loral and Telesat to support the operating needs of each respective entity. The ability of Telesat to pay dividends or certain other restricted payments as well as consulting fees in cash to Loral is governed by applicable covenants relating to its debt and its shareholder agreement.

Cash and Available Credit

At December 31, 2020, Loral had $31.6 million of cash and cash equivalents and no debt. The Company’s cash and cash equivalents as of December 31, 2020 decreased by $227.4 million from December 31, 2019 due primarily to payment of cash dividends of $170.1 million and $46.4 million in May 2020 and December 2020, respectively, corporate expenses of $5.9 million adjusted for changes in working capital and net of consulting fees from Telesat, payments of $10.3 million related to strategic initiatives and pension and other post-retirement funding of $2.0 million, partially offset by $5.9 million received from XTAR for a past due receivable and $1.4 million of interest and investment income. A discussion of cash changes by activity is set forth in the sections “Net Cash (Used in) Provided by Operating Activities” and “Net Cash Used in Financing Activities.”

The Company did not have a credit facility as of December 31, 2020 and 2019.

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

Liquidity

We believe that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months or until the Closing of the Transaction, if sooner. We expect that our major cash outlays during the next 12 months will include general corporate expenses net of consulting fees from Telesat and costs associated with completing the Transaction, including employee severance costs and professional fees . Loral receives consulting fees from Telesat of $1.25 million per quarter under a consulting agreement which expires on October 31, 2021.

Under the terms of the Transaction Agreement, Loral is required to make a $7 million payment to Red Isle at Closing. Telesat Corporation is obligated to make this payment as well as costs associated with completing the Transaction if Loral does not have sufficient cash at Closing.

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

Telesat

Cash and Available Credit

As of December 31, 2020, Telesat had CAD 818.4 million of cash and short-term investments as well as approximately $200 million of borrowing availability under its revolving credit facility.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of December 31, 2020, cash flows from operating activities, and drawings on the revolving credit facility under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including required interest and principal payments on debt and Telesat’s capital requirements. This includes the commitments Telesat has made to date for the Telesat Lightspeed program, but does not include the capital that would be required to commence construction of the constellation.

The construction of any satellite replacement or expansion program will require significant capital expenditures, in particular Telesat’s planned Telesat Lightspeed constellation which Telesat currently estimates will require a capital investment of approximately $5 billion. Cash required for any future satellite programs may be funded from a range of sources including: cash and short-term investments; cash flow from operating activities; cash flow from customer prepayments or through borrowings on the revolving credit facility under Telesat’s senior secured credit facilities; vendor financing; equity investments; export credit agency financing; additional secured or unsecured financing; proceeds received from repurposing C-band spectrum, and from government sources. In addition, Telesat may sell certain satellite assets and, in accordance with the terms and conditions of Telesat’s senior secured credit facilities, reinvest the proceeds in replacement satellites or pay down indebtedness under Telesat’s senior secured credit facilities. Telesat’s ability to access these sources of funding, however, is not guaranteed, and therefore, Telesat may not be able to fully fund additional replacement or new satellite programs.

Debt

Telesat’s debt as of December 31, 2020 and 2019 was as follows:

			December 31,
	Maturity	Currency	2020	2019

			(in thousands)
Senior secured credit facilities:
Revolving credit facility	December 2024	USD or CAD equivalent	—	—
Term Loan B - U.S. facility	December 2026	USD	$1,552,815	$1,908,500
6.5% Senior notes	October 2027	USD	550,000	550,000
4.875% Senior secured notes	June 2027	USD	400,000	400,000
			2,502,815	2,858,500
Deferred financing costs and prepayment options			1,824	(302)
Total debt under international financial reporting standards			2,504,639	2,858,198
U.S. GAAP adjustments			(21,383)	(21,498)
Total debt under U.S. GAAP			2,483,256	2,836,700
Current portion			—	16,480
Long term portion			$2,483,256	$2,820,220

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

Telesat’s senior secured credit facilities are comprised of the following facilities:

i— Revolving Credit Facility

Telesat’s revolving credit facility (“Revolving Facility”) is a $200 million loan facility available in either U.S. dollar or Canadian dollar equivalent, maturing in December 2024. Loans under the Revolving Facility bear interest at a floating interest rate. For Canadian Prime Rate and Alternative Base Rate (“ABR”) loans, an applicable margin ranging from 0.75% to 1.25% is applied to the Prime Rate and ABR as these interest rates are defined in the senior credit facilities. For Bankers’ Acceptance (“BA”) Loans and Eurodollar Loans, an applicable margin ranging from 1.75% to 2.25% is applied to either the BA interest rate or LIBOR. The rates on the Revolving Facility vary depending upon the results of the first lien leverage ratio. Telesat’s Revolving Facility currently has an unused commitment fee that ranges from 25 to 37.5 basis points per annum, depending upon the result of the total leverage ratio. As of December 31, 2020, other than approximately CAD 0.2 million in drawings related to letters of credit, there were no borrowings under this facility.

ii— Term Loan B — U.S. Facility

Telesat’s term loan B — U.S. facility (“U.S. TLB Facility”) is a $1,908.5 million facility maturing in December 2026. As of December 31, 2020, $1,552.8 million of this facility was outstanding, which represents the full amount available. The borrowings under Telesat’s U.S. TLB Facility bear interest at a floating rate of either: (i) LIBOR as periodically determined for interest rate periods selected by Telesat in accordance with the terms of the senior secured credit facilities plus an applicable margin of 2.75%; or (ii) Alternative Base Rate as determined in accordance with the terms of the senior secured credit facilities plus an applicable margin of 1.75%.

In December 2020, Telesat made a $341.4 million prepayment on its outstanding term loans under its amended senior secured credit facilities. The prepayment was applied to all mandatory future quarterly principal repayments, with the remaining balance of the prepayment being applied towards the principal amount outstanding on maturity. The mandatory principal repayments on Telesat’s U.S. TLB Facility are one quarter of 1.00% of the value of the loan, which must be paid on the last day of each quarter. As a result of the prepayment made in December 2020, mandatory quarterly principal repayments will no longer be required.

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

As of December 31, 2020, Telesat was in compliance with the financial covenants of its senior secured credit facilities, the indenture governing its senior secured notes and the indenture governing its senior notes.

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

Debt Service Cost

The interest expense on Telesat’s senior secured credit facilities, senior notes, senior secured notes and interest rate swaps, excluding the impact of the amortization of deferred financing costs, interest rate floors, prepayment options and net gain on repricing/repayment for the year ended December 31, 2020 was CAD 175.4 million.

Derivatives

Telesat uses, from time to time, interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

As of December 31, 2020, Telesat had two outstanding interest rate swaps which hedge the interest rate risk associated with the variable interest rate on $900 million of U.S. denominated Term Loan B borrowings. These contracts, which mature in September 2021 and September 2022, are at fixed interest rates of 1.95% and 2.04%, respectively, excluding applicable margin. As of December 31, 2020, the fair value of the interest rate swaps was a liability of $14.1 million.

Telesat also has foreign currency embedded derivatives in its purchase contracts with suppliers and sales contracts with customers as a result of some of these contracts being denominated in a currency other than the functional currency of the substantial parties to the respective contract. The fair value of these foreign currency embedded derivatives as of December 31, 2020 was a net liability of $6.1 million.

Development Costs and Capital Expenditures

Telesat has entered into contracts for the development of Telesat Lightspeed constellation and other capital expenditures. The outstanding commitments associated with these contracts were approximately CAD 277.2 million as of March 3, 2021. These expenditures may be funded from some or all of the following: cash and short-term investments; cash flow from operating activities; cash flow from customer prepayments or funds available under the revolving credit facility.

Statements of Cash Flow

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $10.9 million for the year ended December 31, 2020, consisting primarily of a $16.8 million cash use attributable to net income adjusted for non-cash operating items, a $0.9 million increase in income taxes receivable, net of payables, and a $2.1 million decrease in pension and other post-retirement liabilities, partially offset by a receipt of $5.9 million from XTAR for a past due receivable and a $2.4 million increase in other liabilities.

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

Net Cash Used in Financing Activities

Net cash used in financing activities was $216.5 million for the year ended December 31, 2020 attributable to the payment of cash dividends of $170.1 million and $46.4 million to common shareholders in May 2020 and December 2020, respectively.

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

Other

Loral’s operating cash flows for 2020 and 2019 included contributions of approximately $2.0 million and $1.0 million, respectively, to the qualified pension plan and for other post-retirement benefits.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our president and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of December 31, 2020, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our president and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in its attestation report which is included below.

Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting as of December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

To the Shareholders and the Board of Directors of

Loral Space & Communications Inc.

New York, New York

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 8, 2021, expressed an unqualified opinion on those financial statements.

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

March 8, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Members of the Board of Directors

The Company has three classes of directors serving staggered three-year terms, with each of Class I and Class II consisting of two directorships and Class III consisting of three directorships. The terms of the Class I, II and III directorships expire on the date of the Company’s Annual Meeting for 2022, 2020 and 2021, respectively. The Company expects to hold its Annual Meeting for 2020 during 2021 in connection with consideration by the stockholders, and their voting on adoption, of the Transaction Agreement. One Class III directorship is currently vacant and will remain vacant until the Board of Directors (the “Board”) either reduces its size or elects a candidate to fill such vacancy.

The following are brief biographical sketches of each of our directors, including their experience, qualifications, attributes and skills, which, taken as a whole, have enabled the Board to conclude that each director should, in light of the Company’s business and structure, serve as a director of the Company.

Class I Directors — Term Expiring at 2022 Annual Meeting

Arthur L. Simon

Age:	89

Director Since:	November 2005

Class:	Class I

Committees:	Audit Committee (Chairman)

Business Experience:	Mr. Simon is retired. Prior to his retirement, Mr. Simon was a partner at Coopers & Lybrand L.L.P., Certified Public Accountants, from 1968 to 1994.

Other Directorships (previous within the last five years):	Director and member of the Audit and Nominating/Corporate Governance Committees of L3 Technologies, Inc.

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

John P. Stenbit

Age:	80

Director Since:	June 2006

Class:	Class I

Committees:	Audit Committee (Member)

Business Experience:

Mr. Stenbit is a consultant for various government and commercial clients. From 2017 to 2019, Mr. Stenbit was Chairman of the Board of DGI Holdings Inc., a private corporation. From 2001 to his retirement in March 2004, he was Assistant Secretary of Defense of Networks and Information Integration/Department of Defense Chief Information Officer.

Other Directorships (current):	Director, Chairman of the Audit Committee and member of the Nomination, Evaluation and Corporate Governance Committee and Compensation and Human Resources Committee of ViaSat, Inc.

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

Class II Directors — Term Expiring at 2020 Annual Meeting

(expected to be held in 2021)

John D. Harkey, Jr.

Age:	60

Director Since:	November 2005

Class:	Class II

Committees:	Audit Committee (Member), Compensation Committee (Member) and Nominating Committee (Chairman)

Business Experience:	Mr. Harkey has been Chairman and Chief Executive Officer of Consolidated Restaurant Companies, Inc. since 1998.

Other Directorships (previous within the last five years):	Director of Emisphere Technologies, Inc.

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

Michael B. Targoff

Age:	76

Director Since:	November 2005

Class:	Class II

Committees:	Executive Committee (Chairman)

Business Experience:

Mr. Targoff has been Vice Chairman of Loral since November 21, 2005 and a consultant to the Company since December 15, 2012. Mr. Targoff was Chief Executive Officer of Loral from March 1, 2006 to December 14, 2012 and President of Loral from January 8, 2008 to December 14, 2012. Mr. Targoff also has been a Director and member of the Audit Committee of Telesat since the Company acquired its interest in Telesat in October 2007. From 1998 to February 2006, Mr. Targoff was founder and principal of Michael B. Targoff & Co., a private investment company.

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

Class III Directors — Term Expiring at 2021 Annual Meeting

Mark H. Rachesky, M.D.

Age:	62

Director Since:	November 2005

Class:	Class III

Committees:	Compensation Committee (Chairman) and Executive Committee (Member)

Business Experience:

Dr. Rachesky has been non-executive Chairman of the Board of Loral since March 1, 2006. Dr. Rachesky also has been non-executive Chairman of the Board and a member of the Compensation and Corporate Governance Committee of Telesat since the Company acquired its interest in Telesat in October 2007. Dr. Rachesky founded MHR and has been its Chief Investment Officer since 1996. MHR is an investment manager of various private investment funds that invest in inefficient market sectors, including special situation equities and distressed investments.

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

Other Directorships (previous within the last five years):	Director and member of the Governance and Nominating Committee and Compensation Committee of Emisphere Technologies, Inc.

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

Janet T. Yeung

Age:	56

Director Since:	May 2015

Class:	Class III

Business Experience:

Since May 2012, Ms. Yeung has been Principal and General Counsel of MHR. From July 2008 to May 2012, Ms. Yeung was Principal and Counsel of MHR. From 2000 to June 2008, Ms. Yeung was Vice President and Deputy General Counsel of Loral and its predecessor.

Other Directorships (current):	Director and member of the Audit Committee and Compensation Committee of Navistar International Corporation.

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

Executive Officers of the Registrant

The following table sets forth information concerning the executive officers of Loral as of March 5, 2021.

Name	Age	Position

Avi Katz	62	President, General Counsel and Secretary since December 2012. Senior Vice President, General Counsel and Secretary from January 2008 to December 2012.

John Capogrossi	67

Vice President, Chief Financial Officer and Treasurer since January 2016. Vice President, Chief Financial Officer, Treasurer and Controller from March 2013 to January 2016. Vice President and Controller from January 2008 to March 2013.

Ravinder S. Girgla	57	Vice President and Controller since January 2016. Deputy Controller from February 2013 to January 2016. Assistant Controller from July 2008 to February 2013.

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

Item 11. Executive Compensation

The following table sets forth information with respect to compensation awarded or paid to the named executive officers of the Company for services rendered during the Company’s last two completed fiscal years ended December 31, 2020 and 2019. No stock awards, long-term compensation, options or stock appreciation rights were granted to any of the named executive officers during the last two fiscal years.

Summary Compensation Table

				All Other
Name and Principal		Salary	Bonus(1)	Compensation(2)	Total
Position	Year	($)	($)	($)	($)

Avi Katz	2020	$630,715	$490,589	$219,920	$1,341,224
President, General Counsel and Secretary	2019	$615,659	$480,969	$179,630	$1,276,258

John Capogrossi	2020	$437,561	$283,623	$120,422	$841,606
Vice President, Chief Financial Officer and Treasurer	2019	$427,116	$278,062	$108,406	$813,584

Ravinder S. Girgla	2020	$320,661	$207,850	$65,605	$594,116
Vice President and Controller	2019	$313,006	$203,774	$52,506	$569,286
(1)	Amounts in the “Bonus” column in the Summary Compensation Table above represent discretionary annual cash bonus incentives awarded under our Management Incentive Bonus program (described below in “Narrative Disclosure to Summary Compensation Table”).
(2)	The “All Other Compensation” column in the Summary Compensation Table above is, for 2020, comprised of the following components: (i) for Mr. Katz: $8,721 in life insurance premiums paid by the Company, $11,401 in Company 401(k) matching contributions and a $199,798 SERP Make-Whole Payment (defined below in “Narrative Disclosure to Summary Compensation Table”); (ii) for Mr. Capogrossi: $3,315 in life insurance premiums paid by the Company, $11,401 in Company 401(k) matching contributions and a $105,706 SERP Make-Whole Payment; and (iii) for Mr. Girgla: $2,589 in life insurance premiums paid by the Company, $11,401 in Company 401(k) matching contributions and a $51,615 SERP Make-Whole Payment.

Narrative Disclosure to Summary Compensation Table

Annual Bonus

We provide a discretionary annual cash bonus incentive for our named executive officers under our Management Incentive Bonus or MIB program to motivate and reward our named executive officers for their efforts towards achieving our annual, short-term corporate goals, as well as our long-term strategic goals. Our Compensation Committee administers the MIB program, sets target bonus opportunities and determines the amounts payable under the MIB program each year, which may be more or less than the target opportunity. The table below sets forth the target bonus opportunity for 2020 for each named executive officer.

Name	Target Bonus Opportunity (as a % of salary)

Avi Katz	60%
John Capogrossi	50%
Ravinder S. Girgla	50%

In January 2021, the Compensation Committee reviewed, on a subjective basis, the individual performance of the participants in the MIB program during 2020, including the named executive officers, and specifically noted their excellent performance in their areas of responsibility, and approved payment of discretionary bonuses to the named executive officers at the same level as in 2019 (with the only adjustments relating to the ordinary course cost of living increase to base salaries). These 2020 bonus awards resulted in a bonus payment to each of Messrs. Katz, Capogrossi and Girgla at an aggregate of 130% of their target bonus opportunities. These bonus amounts are included in the “Bonus” column of the Summary Compensation Table.

Retirement Benefits

The Company maintains two types of qualified retirement plans covering its executive officers:  a defined benefit pension plan and a defined contribution savings plan.

As of December 31, 2020, the qualified defined benefit pension plan covered all of our named executive officers. In 2006, the Company changed this plan, which previously had been administered on a non-contributory basis, to require certain contributions by participants which had the effect of sharing the cost of providing qualified pension benefits with the named executive officers.

As of December 31, 2020, the defined contribution savings plan benefited all named executive officers. Named executive officers who make contributions to this plan receive matching contributions from the Company of up to 6% of a participant’s eligible base salary at a rate of 66⅔%.

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

In January 2014, the Board approved annual make-whole payments (the “SERP Make-Whole Payments”) to employees, including Loral’s named executive officers, who would have earned SERP benefits had the SERP not been terminated. Specifically, with respect to periods after the final lump sum payouts to participants in December 2013, each employee who would have qualified for a SERP accrual for that period receives a cash payment equal to such employee’s annual accrued benefit at age 65 that would have been calculated for that period under the SERP (had it not been terminated) multiplied by a present value factor reflecting the employee’s life expectancy and current age and the discount rate used by the Company in its financial statements at the beginning of the year. The SERP Make-Whole Payment is paid at the end of the year in which the benefit is earned or early in the following year, or upon termination of employment, if earlier. Messrs. Katz, Capogrossi and Girgla received SERP Make-Whole Payments in January 2021 with respect to the 2020 fiscal year.

Potential Change in Control and other Post Employment Payments

None of our named executive officers has an employment or other agreement with the Company that provides for potential severance or other post-termination payments.

Loral Severance Policy for Corporate Officers

Severance payments for our named executive officers, as of December 31, 2020, were governed by the Loral Space & Communications Inc. Severance Policy for Corporate Officers (amended and restated as of August 4, 2011). This policy provides for potential severance benefits for the named executive officers following the termination of an eligible officer’s employment by the Company without cause, including termination without cause in connection with or in contemplation of a Corporate Event (defined to include, among other things, a change of control of Loral or the closing or cessation or reduction in the scope of operations, in whole or in part, of Loral’s corporate headquarters), in each case, subject to the execution of a release of claims in favor of the Company.

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

Pursuant to this policy, in the event of termination without cause in connection with or in contemplation of a Corporate Event, the plan administrator may determine, in lieu of the COBRA-Reimbursement payments or continued company-provided executive life insurance benefits, to pay to a terminated officer a lump sum amount equal to the sum of the COBRA-Reimbursement payments and/or continued company-provided executive life insurance benefits to which he would have otherwise been entitled to be paid over the severance period.

Other Potential Post-Termination Payments

Our named executive officers are eligible to receive a bonus under our MIB program if they are terminated without cause after six months of service during a bonus year, pro-rated for the period during which they served prior to their termination. In addition, they are entitled to receive any accrued but unpaid SERP Make-Whole Payments with respect to the period during which they served prior to their termination for any reason. The MIB payments and SERP Make-Whole Payments to which Messrs. Katz, Capogrossi and Girgla were entitled as of December 31, 2020 were paid to them in 2021 and are set forth above in the “Bonus” column and in the “All Other Compensation” column, respectively, of the Summary Compensation Table.

No executive officer is entitled to a tax gross-up payment in the event that he becomes subject to any parachute payment excise taxes under Section 4999 of the Internal Revenue Code.

Directors Compensation for Fiscal Year 2020

For fiscal year 2020, Loral provided the compensation set forth in the table below to its directors.

2020 Director Compensation

			All
	Fees		Other
	Earned		Compensation
Name	($)		($)		Total

Mark H. Rachesky, M.D.	$88,000	(1)	—		$88,000

Michael B. Targoff	$75,000		$1,440,000	(2)	$1,515,000

John D. Harkey, Jr.	$153,500		—		$153,500

Arthur L. Simon	$156,500		$—		$156,500

John P. Stenbit	$197,500	(3)	—		$197,500

Janet T. Yeung	$83,000	(4)	—		$83,000
(1)	$59,334 of such fees were earned in 2020 and are expected to be paid in 2021.
(2)	The amount set forth in the “All Other Compensation” column for Mr. Targoff includes consulting fees of $1,440,000 paid to him under his consulting agreement with the Company for the year ending December 31, 2020 (before deduction of $45,000 in certain net expenses for which he reimbursed the Company). See “Certain Relationships and Related Transactions — Consulting Agreement” for a description of the Company’s consulting agreement with Mr. Targoff.
(3)	Includes $51,000 of fees paid to Mr. Stenbit in 2020 with respect to his service on an independent special committee of the Board formed to consider certain matters in connection with the Transaction.
(4)	$56,000 of such fees were earned in 2020 and are expected to be paid in 2021

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Holders of Voting Common Stock

The following table shows, based upon filings made with the Company, certain information as of March 5, 2021 concerning persons who may be deemed beneficial owners of 5% or more of the outstanding shares of Voting Common Stock because they possessed or shared voting or investment power with respect to the shares of Voting Common Stock.

	Amount and Nature		Percent
	of Beneficial		of
Name and Address	Ownership		Class(1)

Various funds affiliated with
MHR Fund Management LLC and Mark H. Rachesky, M.D.(2)
1345 Avenue of the Americas, 42nd Floor, New York, NY 10105	8,544,419	(3)	39.9	% (3)

Mario J. Gabelli and various entities directly or indirectly controlled by him or for which he serves as chief investment officer(4)
One Corporate Center, Rye, NY 10580-1435	2,169,674		10.1%

The Vanguard Group(5)
100 Vanguard Boulevard, Malvern, PA 19355	1,196,842		5.6%
(1)	Percent of class refers to percentage of class beneficially owned as the term beneficial ownership is defined in Rule 13d-3 under the Exchange Act and is based upon the 21,427,078 shares of Voting Common Stock outstanding as of March 5, 2021.
(2)	Information based on Amendment Number 29 to Schedule 13D, filed with the SEC on November 25, 2020, relating to securities held for the accounts of each of MHR Capital Partners Master Account II Holdings LLC (“Master Account II Holdings”), a Delaware limited liability company, MHR Capital Partners (100) LP (“Capital Partners (100)”), MHR Institutional Partners LP (“Institutional Partners”), MHRA LP (“MHRA”), MHRM LP (“MHRM”), MHR Institutional Partners II LP (“Institutional Partners II”), MHR Institutional Partners IIA LP (“Institutional Partners IIA”) and MHR Institutional Partners III LP (“Institutional Partners III”), each (other than Master Account II Holdings) a Delaware limited partnership. MHR Capital Partners Master Account II LP (“Master Account II”), a limited partnership organized in the Republic of the Marshall Islands, is the sole member of Master Account II Holdings, and, in such capacity, may be deemed to beneficially own the shares of Voting Common Stock held for the account of Master Account II Holdings. MHR Advisors LLC (“Advisors”) is the general partner of each of Master Account II and Capital Partners (100), and, in such capacity, may be deemed to beneficially own the shares of Voting Common Stock held for the accounts of each of Master Account II Holdings and Capital Partners (100). MHR Institutional Advisors LLC (“Institutional Advisors”) is the general partner of each of Institutional Partners, MHRA and MHRM, and, in such capacity, may be deemed to beneficially own the shares of Voting Common Stock held for the accounts of each of Institutional Partners, MHRA and MHRM. MHR Institutional Advisors II LLC (“Institutional Advisors II”) is the general partner of each of Institutional Partners II and Institutional Partners IIA, and, in such capacity, may be deemed to beneficially own the shares of Voting Common Stock held for the accounts of each of Institutional Partners II and Institutional Partners IIA. MHR Institutional Advisors III LLC (“Institutional Advisors III”) is the general partner of Institutional Partners III, and, in such capacity, may be deemed to beneficially own the shares of Voting Common Stock held for the account of Institutional Partners III. MHR is a Delaware limited liability company that is an affiliate of and has an investment management agreement with Master Account II, Capital Partners (100), Institutional Partners, MHRA, MHRM, Institutional Partners II, Institutional Partners IIA and Institutional Partners III, and other affiliated entities, pursuant to which it has the power to vote or direct the vote and to dispose or to direct the disposition of the shares of Voting Common Stock reported herein and, accordingly, MHR may be deemed to beneficially own the shares of Voting Common Stock reported herein which are held for the account of each of Master Account II Holdings, Capital Partners (100), Institutional Partners, MHRA, MHRM, Institutional Partners II, Institutional Partners IIA and Institutional Partners III. MHR Holdings LLC (“MHR Holdings”), a Delaware limited liability company, is the managing member of MHR and, in such capacity, may be deemed to beneficially own any shares of Voting Common Stock that are deemed to be beneficially owned by MHR.

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

(3)	Includes 8,529,419 shares of Voting Common Stock held by funds affiliated with MHR and 15,000 shares of Voting Common Stock held directly by Dr. Rachesky. Various funds affiliated with MHR also own 9,505,673 shares of Non-Voting Common Stock, which, when taken together with the shares of Voting Common Stock owned by all funds affiliated with MHR, represent approximately 58.4% of the issued and outstanding shares of Voting Common Stock and Non-Voting Common Stock of Loral as of March 5, 2021. Does not include 46,136 restricted stock units awarded to Dr. Rachesky that are payable, in the sole discretion of the Company, in cash or in stock.
(4)	Information based solely on Amendment No. 6 to Schedule 13D filed with the SEC on October 6, 2020 by Mario J. Gabelli and various entities which he directly or indirectly controls or for which he acts as chief investment officer (collectively, the “Gabelli Reporting Persons”). According to Amendment No. 6 to Schedule 13D, the Gabelli Reporting Persons beneficially own shares of Voting Common Stock as follows: GAMCO Asset Management Inc. (“GAMCO”) beneficially owns 1,085,858 shares of Voting Common Stock; Gabelli Funds, LLC (“Gabelli Funds”) beneficially owns 929,668 shares of Voting Common Stock; Gabelli & Company Investment Advisors, Inc. beneficially owns 113,498 shares of Voting Common Stock; Gabelli Foundation, Inc. (“Foundation”) beneficially owns 7,500 shares of Voting Common Stock; MJG Associates, Inc. (“MJG Associates”) beneficially owns 29,400 shares of Voting Common Stock; and Associated Capital Group, Inc. (“AC”) beneficially owns 3,750 shares of Voting Common Stock. Mr. Gabelli is deemed to be the beneficial owner of all of the shares of Voting Common Stock owned beneficially by each of the foregoing Gabelli Reporting Persons. Each of the Gabelli Reporting Persons has the sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the shares of Voting Common Stock reported for it, either for its own benefit or for the benefit of its investment clients or its partners, as the case may be, except that (i) GAMCO does not have the authority to vote 81,500 of the reported shares, (ii) Gabelli Funds has sole dispositive and voting power with respect to the shares of Voting Common Stock held by certain funds for which it provides advisory services (the “Funds”) so long as the aggregate voting interest of all joint filers does not exceed 25% of their total voting interest in Loral and, in that event, the proxy voting committee of each Fund shall respectively vote that Fund’s shares, (iii) at any time, the proxy voting committee of each such Fund may take and exercise in its sole discretion the entire voting power with respect to the shares held by such Fund under special circumstances such as regulatory considerations, and (iv) the power of Mr. Gabelli, AC, GBL and GGCP, Inc. is indirect with respect to shares of Voting Common Stock beneficially owned directly by other Gabelli Reporting Persons.
(5)	Information based solely on a Schedule 13G/A (Amendment No. 2), filed with the SEC on February 10, 2021, by The Vanguard Group (the “Vanguard Group”) relating to securities held, as of December 31, 2020. According to the Schedule 13G/A, the Vanguard Group has sole voting power with respect to no shares held, shared voting power with respect to 16,783 shares held, sole dispositive power with respect to 1,171,247 shares held and shared dispositive power with respect to 25,595 shares held.

Voting Common Stock Ownership by Directors and Executive Officers

The following table presents the number of shares of Voting Common Stock beneficially owned by the directors, the named executive officers and all directors and named executive officers as a group as of March 5, 2021. Individuals have sole voting and dispositive power over the stock unless otherwise indicated in the footnotes.

	Amount and Nature
	of Beneficial		Percent of
Name of Individual	Ownership		Class(1)

John Capogrossi	7,803		*

Ravinder S. Girgla	0		*

John D. Harkey, Jr.	6,000	(2)	*

Avi Katz	0		*

Mark H. Rachesky, M.D.	8,544,419	(3)	39.9%

Arthur L. Simon	0	(4)	*

John P. Stenbit	6,000	(5)	*

Michael B. Targoff	124,766	(6)	*

Janet T. Yeung	13,885		*

All directors, named executive officers and other executive officers as a group (9 persons)	8,702,873	(7)	40.6%

*       Represents holdings of less than one percent.

(1)	Percent of class refers to percentage of class beneficially owned as the term beneficial ownership is defined in Rule 13d-3 under the Exchange Act and is based upon the 21,427,078 shares of Voting Common Stock outstanding as of March 5, 2021.
(2)	Does not include 18,452 vested restricted stock units, payable, in the sole discretion of the Company, in cash or in stock.
(3)	Includes 8,529,419 shares of Voting Common Stock held by funds affiliated with MHR and 15,000 shares of Voting Common Stock held directly by Dr. Rachesky. Does not include 46,136 vested restricted stock units held directly by Dr. Rachesky, payable, in the sole discretion of the Company, in cash or in stock. Does not include 9,505,673 shares of Non-Voting Common Stock held by funds affiliated with MHR. Dr. Rachesky is deemed to be the beneficial owner of Voting Common Stock and Non-Voting Common Stock held by the funds affiliated with MHR by virtue of his status as the managing member of MHRC, MHRC II, Institutional Advisors III and MHR Holdings and as manager of MHRC I. See “Ownership of Voting Common Stock – Principal Holders of Voting Common Stock” above.
(4)	Does not include 15,877 vested restricted stock units, payable, in the sole discretion of the Company, in cash or in stock. In addition, upon settlement of his restricted stock units, Mr. Simon is entitled to a payment of $81,600, which payment may be made, in the sole discretion of the Company, in cash or in stock.
(5)	Includes 6,000 shares of Voting Common Stock owned by a trust for the benefit of Mr. Stenbit’s wife of which Mr. Stenbit disclaims beneficial ownership. Does not include 18,452 vested restricted stock units, payable, in the sole discretion of the Company, in cash or in stock.
(6)	Includes 81,872 shares owned directly, 17,000 shares owned by a trust of which Mr. Targoff is a trustee and of which Mr. Targoff disclaims beneficial ownership and 25,894 shares owned by a charitable foundation of which Mr. Targoff is president and of which Mr. Targoff disclaims beneficial ownership.
(7)	Does not include 98,917 vested restricted stock units, payable, in the sole discretion of the Company, in cash or in stock. Also does not include a payment of $81,600 to Mr. Simon upon settlement of his restricted stock units, which payment may be made, in the sole discretion of the Company, in cash or in stock.

For information with regard to Securities Authorized for Issuance Under Equity Compensation Plans required by Section 201(d) of Regulation S-K and Item 12, see Note 9 to the Loral consolidated financial statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

MHR Fund Management LLC

Shareholders Agreement.  In connection with the transaction in which Loral acquired its interest in Telesat, on October 31, 2007, Loral and certain of its subsidiaries, PSP and one of its subsidiaries, two third-party investors, Telesat and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). Under the Shareholders Agreement, subject to certain exceptions, in the event that either (i) ownership or control, directly or indirectly, by Dr. Rachesky of Loral’s voting stock falls below certain levels other than in connection with certain specified circumstances, including an acquisition by a Strategic Competitor (as defined in the Shareholders Agreement) or (ii) there is a change in the composition of a majority of the members of the Loral Board over a consecutive two-year period without the approval of the incumbent directors, Loral will lose its veto rights relating to certain extraordinary actions by Telesat. In addition, after either of these events, PSP will have certain rights to enable it to exit from its investment in Telesat, including a right to cause Telesat to conduct an initial public offering in which PSP’s shares would be the first shares offered or, if no such offering has occurred within one year due to a lack of cooperation from Loral or Telesat, to cause the sale of Telesat and to drag along the other shareholders in such sale, subject to Loral’s right to call PSP’s shares at fair market value.

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

Standstill Agreement.  Loral and MHR have entered into a standstill agreement (the “MHR Standstill Agreement”) prohibiting MHR and its affiliates from, subject to the terms thereof, acquiring more than an additional 6% of the outstanding Voting Common Stock prior to the conclusion of the Loral stockholder meeting to be held to approve the Transaction. The MHR Standstill Agreement will terminate immediately upon the first to occur of the conclusion of the Loral stockholder meeting and termination of the Transaction Agreement.

Voting Support Agreement.  As a condition and inducement to the willingness of PSP to enter into the Transaction Agreement, MHR entered into a voting support agreement (the “Voting Support Agreement”) with Telesat and PSP pursuant to which, among other things, MHR agreed to (i) vote in favor of the Transaction an amount of shares of Loral Voting Common Stock equal to 30% of Loral’s Voting Common Stock outstanding and (ii) certain covenants with respect to the solicitation of alternative transactions and cooperation with respect to regulatory approvals, in each case to the extent of PSP’s covenants with respect to such matters under the Transaction Agreement.

Directors.  Dr. Rachesky, Chief Investment Officer of MHR, and Ms. Yeung, a principal and General Counsel of MHR, are directors of Loral and, in that capacity, received compensation from Loral. See “Director Compensation” above.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. Under the consulting agreement, Mr. Targoff receives consulting fees of $120,000 per month before deduction of certain net expenses for which he reimburses the Company. For the year ended December 31, 2020, Mr. Targoff earned $1,440,000 (before his expense reimbursement to Loral of $45,000).

Director Independence

The Company is listed on the Nasdaq Stock Market and complies with the Nasdaq listing requirements regarding independent directors. Under Nasdaq’s Marketplace Rules, the definition of an “independent director” is a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has reviewed such information as the Board has deemed appropriate for purposes of determining whether any of the directors has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, including the beneficial ownership by our directors of Voting Common Stock (see “Ownership of Voting Common Stock – Voting Common Stock Ownership by Directors and Executive Officers”) and transactions between the Company on the one hand, and our directors and their affiliates, on the other hand (see “Certain Relationships and Related Party Transactions”). Based on such review, the Board of Directors has determined that all of our current directors, except for Mr. Targoff, who has a consulting agreement with the Company (see “Certain Relationships and Related Transactions – Consulting Agreement” for a description of this agreement), were in 2020, and are currently, independent directors; independent directors, therefore, constitute a majority of our Board. Mr. Targoff is not a member of any of the compensation, nominating or audit committees of the Company. Our independent directors meet periodically in executive session without members of the Company’s management or Mr. Targoff at the conclusion of regularly scheduled Board meetings.

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

Directors and Officers Liability Insurance

We have purchased insurance from various insurance companies against obligations we might incur as a result of our indemnification obligations of directors and officers for certain liabilities they might incur and insuring such directors and officers for additional liabilities against which they might not be indemnified by us. We have also procured coverage for our own liabilities in certain circumstances. For the period from February 1, 2021 to January 31, 2022, we purchased a director and officer liability policy and a separate fiduciary liability policy. Our cost for the annual insurance premiums for these policies is $692,135 in the aggregate.

Item 14. Principal Accountant Fees and Services

Background

The Audit Committee has selected Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2021. Deloitte & Touche LLP has advised the Company that it has no direct or indirect financial interest in the Company or any of its subsidiaries and that it has had, during the last three years, no connection with the Company or any of its subsidiaries other than as our independent registered public accounting firm and certain other activities as described below.

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

Services

During 2019 and 2020, Deloitte & Touche LLP and its affiliates (collectively, “Deloitte”) provided services consisting of the audit of the annual consolidated financial statements and internal controls over financial reporting of the Company, review of the quarterly financial statements of the Company, accounting consultations and consents and other services related to SEC filings by the Company and its subsidiaries and other pertinent matters. Deloitte also provided other permitted services to the Company in 2019 and 2020 consisting primarily of tax compliance, consultation and related services.

Audit Fees

The aggregate fees billed or expected to be billed by Deloitte for professional services rendered for the audit of the Company’s annual consolidated financial statements and internal controls over financial reporting for the fiscal years ended 2019 and 2020, for the reviews of the condensed consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the 2019 and 2020 fiscal years and for accounting research and consultation related to the audits and reviews totaled approximately $981,000 for 2019 and $950,000 for 2020. These fees were approved by the Audit Committee.

Audit-Related Fees

The aggregate fees billed by Deloitte for audit-related services for the fiscal years ended 2019 and 2020 were $8,000 and $40,000, respectively. These fees were approved by the Audit Committee and related to research and consultation on various filings with the SEC.

Tax Fees

The aggregate fees billed or expected to be billed by Deloitte for tax-related services for the fiscal years ended 2019 and 2020 were $117,000 and $98,000, respectively. These fees related to tax consultation, preparation of federal and state tax returns and related services and were approved by the Audit Committee.

All Other Fees

There were no fees billed by Deloitte for services rendered to the Company other than the services described above under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” for the fiscal years ended 2019 and 2020.

In its approval of these non-audit services, the Audit Committee has considered whether the provision of non-audit services is compatible with maintaining Deloitte’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

INDEX TO EXHIBITS

Exhibit Number	Description
2.1

Transaction Agreement and Plan of Merger, dated as of November 23, 2020, by and among Loral Space & Communications Inc., Telesat Corporation, Telesat Canada, Telesat Partnership LP, Telesat CanHold Corporation, Lion Combination Sub Corporation, Public Sector Pension Investment Board and Red Isle Private Investments Inc.*(34)

3.1	Restated Certificate of Incorporation of Loral Space & Communications Inc. dated May 19, 2009(6)

3.2	Certificate of Designation of Series A Junior Participating Preferred Stock of Loral Space & Communications Inc.(34)

3.3	Certificate of Designation of Series B Preferred Stock of Loral Space & Communications Inc.(34)

3.4	Amended and Restated Bylaws of Loral Space & Communications Inc. dated December 23, 2008(4)

3.5	Amendment No. 1 to Bylaws of Loral Space & Communications dated January 12, 2010(8)

4.1	Description of Loral Securities Registered under Section 12 of the Exchange Act†

4.2	Rights Agreement, dated as of November 23, 2020, between Loral Space & Communications Inc. and Computershare Trust Company, N.A.(34)

4.3	Standstill Agreement, dated as of November 23, 2020, by and among Loral Space & Communications Inc., MHR Fund Management LLC and certain funds managed by MHR Fund Management LLC(34)

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

10.5	Consulting Services Agreement, dated as of October 31, 2007, by and between Loral Space & Communications Inc. and Telesat(2)

Exhibit Number	Description
10.6	Indemnity Agreement, dated as of October 31, 2007, by and among Loral Space & Communications Inc., Telesat, Telesat Holdings Inc., Telesat Interco Inc. and Henry Gerard (Hank) Intven(2)

10.7

Acknowledgement and Indemnity Agreement, dated as of October 31, 2007, between Loral Space & Communications Inc., Telesat, Telesat Holdings Inc. (formerly 4363205 Canada Inc.), Telesat Interco Inc. (formerly 4363213 Canada Inc.) and McCarthy Tétrault LLP(2)

10.8	Subscription Agreement, dated as of November 23, 2020, by and between Loral Space & Communications Inc. and Telesat Partnership LP(34)

10.9

Full and Final Release and Amendment of Tolling Agreement, dated as of November 23, 2020, by and among Public Sector Pension Investment Board, Red Isle Private Investments Inc., Loral Space & Communications Inc., Loral Holdings Corporation, MHR Fund Management LLC and Telesat Canada(34)

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

10.13	General Release dated December 14, 2012 between Loral Space & Communications Inc. and Michael B. Targoff(16) ‡

10.14	Consulting Agreement dated December 14, 2012 between Loral Space & Communications Inc. and Michael B. Targoff (16) ‡

10.15	Consulting Agreement dated March 15, 2013 between Loral Space & Communications Inc. and Harvey B. Rein(18) ‡

10.16	Form of Officers’ and Directors’ Indemnification Agreement between Loral Space & Communications Inc. and Loral Executives(1) ‡

10.17	Loral Space Management Incentive Bonus Program (Adopted as of December 17, 2008)(4) ‡

10.18	Loral Space & Communications Inc. 2005 Stock Incentive Plan (Amended and Restated as of April 3, 2009)(5) ‡

10.19	Form of Director 2009 Restricted Stock Unit Agreement(9) ‡

10.20	Form of Director 2010 Restricted Stock Unit Agreement(10) ‡

10.21	Form of Director 2011 Restricted Stock Unit Agreement(13) ‡

Exhibit Number	Description
10.22	Form of Director 2012 Restricted Stock Unit Agreement(17) ‡

10.23	Loral Space & Communications Inc. Severance Policy for Corporate Officers (Amended and restated as of August 4, 2011)(12) ‡

10.24

Grant Agreement, dated as of May 20, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(11) ‡

10.25

Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz(11) ‡

10.26

Grant Agreement, dated as of May 31, 2011, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michel G. Cayouette(11) ‡

10.27

Grant Agreement, dated as of November 18, 2013, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(20) ‡

10.28

Grant Agreement, dated as of November 18, 2013, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michel G. Cayouette(20) ‡

10.29

Grant Agreement, dated as of January 28, 2016, by and among Telesat Holdings Inc., Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz(21) ‡

10.30

Grant Agreement, dated as of September 6, 2018, by and among Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Erwin C. Hudson(27) ‡

10.31

Grant Agreement, dated as of November 28, 2018, by and among Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(28) ‡

10.32

Award Agreement for Restricted Share Units, dated as of November 28, 2018, by and among Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg‡(28) ‡

10.33

Grant Agreement, dated as of November 28, 2018, by and among Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(28) ‡

Exhibit Number	Description
10.34

Grant Agreement, dated as of March 18, 2019, by and among Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael C. Schwartz(30) ‡

10.35

Grant Agreement, dated effective December 10, 2019, by and among Telesat Canada, Loral Space & Communications Inc., the Public Sector Pension Investment Board, 4440480 Canada Inc. and Andrew M. Browne(36) ‡

14.1	Code of Conduct, Revised as of December 8, 2017, Updated as of December 6, 2018 and January 7, 2020(33)

21.1	List of Subsidiaries of the Registrant†

23.1	Consent of Deloitte & Touche LLP†

23.2	Consent of Deloitte LLP†

31.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002†

99.1	Certificate and Articles of Amalgamation of Telesat Canada, dated as of January 1, 2017(26)

99.2	By-Law No. 1 of Telesat Canada, dated as of January 1, 2017(26)

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

Exhibit Number	Description
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

99.12	Investor Rights Agreement, dated as of November 23, 2020, by and between Telesat Corporation and certain funds managed by MHR Fund Management LLC(34)

99.13	Investor Rights Agreement, dated as of November 23, 2020, by and between Telesat Corporation and Public Sector Pension Investment Board(34)

99.14	Voting Support Agreement, dated as of November 23, 2020, by and among Telesat Canada, certain funds managed by MHR Fund Management LLC and Public Sector Pension Investment Board(34)

99.15	Form of Trust Agreement with TSX Trust Company(35)

99.16	Form of Voting Agreement with TSX Trust Company(35)

99.17	Form of Amended and Restated Articles of Telesat Corporation(35)

99.18

Registration Rights Agreement, dated as of November 23, 2020, by and among Telesat Corporation, Public Sector Pension Investment Board, Red Isle Private Investments Inc. and MHR Fund Management LLC and certain of its affiliates(35)

99.19	Form of Amended and Restated Telesat Partnership LP Partnership Agreement †

Exhibit Number	Description
99.20	Form of Amended and Restated Certificate of Incorporation of Loral Space & Communications Inc.(35)

101	Interactive Data Files†
(101.INS) Inline XBRL Instance Document
(101.SCH) Inline XBRL Taxonomy Extension Schema Document
(101.CAL) Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF) Inline XBRL Taxonomy Extension Definition Linkbase Document
(101.LAB) Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE) Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 23, 2005.
(2)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 2, 2007.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed December 21, 2007.
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 23, 2008.
(5)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed on May 11, 2009.
(6)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 20, 2009.
(7)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 30, 2009.
(8)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 15, 2010.
(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 15, 2010.
(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on March 15, 2011.
(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 13, 2011.
(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011.
(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 29, 2012.
(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on June 28, 2012.
(15)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 5, 2012.
(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 17, 2012.
(17)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed on March 1, 2013.
(18)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 18, 2013.
(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 3, 2013.
(20)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 20, 2013.

(21)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 29, 2016.
(22)	Incorporated by reference from the Report of Foreign Issuer on Form 6-K filed by Telesat Canada on March 29, 2012.
(23)	Incorporated by reference from the Report of Foreign Issuer on Form 6-K filed by Telesat Holdings Inc. on April 2, 2013.
(24)	Incorporated by reference from the Report of Foreign Issuer on Form 6-K filed by Telesat Holdings Inc. on November 17, 2016.
(25)	Incorporated by reference from the Report of Foreign Issuer on Form 6-K filed by Telesat Canada on February 2, 2017.
(26)	Incorporated by reference from the Annual Report on Form 20-F filed by Telesat Canada on March 2, 2017.
(27)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 6, 2018.
(28)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 29, 2018.
(29)	Incorporated by reference from the Report of Foreign Issuer on Form 6-K filed by Telesat Canada on April 26, 2018.
(30)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on November 12, 2019.
(31)	Incorporated by reference from the Report of Foreign Issuer on Form 6-K filed by Telesat Canada on December 11, 2019.
(32)	Incorporated by reference from the Report of Foreign Issuer on Form 6-K filed by Telesat Canada on October 11, 2019.
(33)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed on March 12, 2020.
(34)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 25, 2020.
(35)	Incorporated by reference from the Company’s Current Report on Form 8-K/A filed on November 27, 2020.
(36)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 18, 2020.
*

Certain exhibits and disclosure schedules to the Transaction Agreement and the redacted portion of the filed disclosure schedules attached as part of Exhibit 2.1 have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Loral agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request.

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
Dated: March 8, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MARK H. RACHESKY, M.D.	Director, Non-Executive Chairman of the Board	March 8, 2021
Mark H. Rachesky, M.D.

/s/ MICHAEL B. TARGOFF	Director, Vice Chairman of the Board	March 8, 2021
Michael B. Targoff

/s/ JOHN D. HARKEY, JR.	Director	March 8, 2021
John D. Harkey, Jr.

/s/ ARTHUR L. SIMON	Director	March 8, 2021
Arthur L. Simon

/s/ JOHN P. STENBIT	Director	March 8, 2021
John P. Stenbit

/s/ JANET T. YEUNG	Director	March 8, 2021
Janet T. Yeung

/s/ AVI KATZ	President, General Counsel & Secretary (Principal Executive Officer)	March 8, 2021
Avi Katz

/s/ JOHN CAPOGROSSI	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 8, 2021
John Capogrossi

/s/ RAVINDER S. GIRGLA	Vice President and Controller (Principal Accounting Officer)	March 8, 2021
Ravinder S. Girgla

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Loral Space & Communications Inc.

New York, New York

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Loral Space & Communications Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investment in Affiliates - Telesat — Refer to Notes 2, 3, and 5 to the financial statements.

Critical Audit Matter Description

The Company participates in satellite services operations primarily through its ownership interest in Telesat Canada (“Telesat”), a leading global satellite operator. Telesat provides its satellite and communication services from a fleet of satellites that occupy Canadian and other orbital locations. The Company holds a 62.6% economic interest and a 32.6% voting interest in Telesat. The Company uses the equity method of accounting for its ownership interest in Telesat. Equity in net income (loss) of Telesat is recorded based on the Company’s economic interest in Telesat, and also reflects amortization of profits eliminated, to the extent of its economic interest in Telesat.  The Company prepares its financial statements in accordance with U.S. GAAP, while Telesat prepares its financial statements in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board (“IFRS”). As a result, Telesat’s financial information is converted from IFRS to U.S. GAAP in order for the Company to record its share of equity in net income (loss) of Telesat.

Given the complexity involved in converting Telesat’s financial information from IFRS to U.S. GAAP, coupled with past out of period adjustments associated with the Company’s investment in Telesat, auditing the conversion is complex and involves extensive effort, including the need to involve professionals knowledgeable about IFRS to U.S. GAAP differences.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures over the conversion of Telesat’s financial information included the following, among others:

●	We tested the effectiveness of the control over the Company’s investment in Telesat, including management’s review of the conversion of Telesat’s financial information from IFRS to U.S. GAAP.
●	With the assistance of professionals knowledgeable about IFRS to U.S. GAAP differences, we:
o	Tested the completeness and accuracy of the conversion of Telesat’s financial information from IFRS to U.S. GAAP.
o	Evaluated the propriety of a selection of conversion adjustments from IFRS to U.S. GAAP in accordance with applicable accounting standards.
o	Recalculated the selected conversion adjustments from IFRS to U.S. GAAP.
o	Tested the validity of the selected conversion adjustments through evaluation of documentary evidence and inquiry of management.
o	Tested the translation of Telesat’s financial information from Canadian Dollars to U.S. Dollars.
●	We tested the calculation of the equity in net income of Telesat recognized in the Company’s financial statements for the year ended December 31, 2020.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 8, 2021

We have served as the Company's auditor since 1996.

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$31,631	$259,067
Income tax refund receivable	1,228	576
Other current assets	1,232	1,322
Total current assets	34,091	260,965
Right-of-use asset	342	988
Income tax refund receivable, non-current	—	387
Investments in affiliates	192,664	90,184
Deferred tax assets	27,339	37,945
Other assets	33	341
Total assets	$254,469	$390,810

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$2,839	$2,611
Other current liabilities	2,002	2,883
Total current liabilities	4,841	5,494
Pension and other post-retirement liabilities	20,181	17,447
Other liabilities	19,914	17,842
Total liabilities	44,936	40,783
Commitments and contingencies
Shareholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized	—	—
Series A junior participating preferred stock, $0.01 par value,
50,000 shares authorized, no shares issued and outstanding	—	—
Series B preferred stock, $0.01 par value, 5 shares authorized,
5 and nil issued and outstanding	—	—
Common Stock:
Voting common stock, $0.01 par value; 50,000,000 shares authorized,
21,581,572 issued	216	216
Non-voting common stock, $0.01 par value; 20,000,000 shares authorized,
9,505,673 issued and outstanding	95	95
Paid-in capital	1,019,988	1,019,988
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(729,202)	(605,766)
Accumulated other comprehensive loss	(71,972)	(54,914)
Total shareholders' equity	209,533	350,027
Total liabilities and shareholders' equity	$254,469	$390,810

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019
General and administrative expenses	$(6,717)	$(6,612)
Recovery of affiliate doubtful receivable	5,854	—
Operating loss	(863)	(6,612)
Interest and investment income	1,050	5,727
Interest expense	(26)	(24)
Other expense	(10,898)	(4,586)
Loss before income taxes and equity in net income of affiliates	(10,737)	(5,495)
Income tax provision	(12,886)	(6,153)
Loss before equity in net income of affiliates	(23,623)	(11,648)
Equity in net income of affiliates	116,716	101,403
Net income	$93,093	$89,755

Net income per share:
Basic	$3.01	$2.90
Diluted	$2.98	$2.88

Weighted average common shares outstanding:
Basic	30,933	30,933
Diluted	31,020	31,008

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2020	2019
Net income	$93,093	$89,755
Other comprehensive loss, net of tax:
Pension and other post-retirement benefits	(2,826)	(1,511)
Proportionate share of Telesat other comprehensive loss	(14,232)	(35,783)
Other comprehensive loss, net of tax	(17,058)	(37,294)
Comprehensive income	$76,035	$52,461

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share amounts)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2019	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(695,521)	$(17,620)	$297,566
Net income								89,755
Other comprehensive loss									(37,294)
Comprehensive income										52,461
Balance, December 31, 2019	21,582	216	9,506	95	1,019,988	154	(9,592)	(605,766)	(54,914)	350,027
Net income								93,093	—	—
Other comprehensive loss									(17,058)
Comprehensive income										76,035
Common dividend paid ($7.00 per share)								(216,529)	—	(216,529)
Balance, December 31, 2020	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(729,202)	$(71,972)	$209,533

See notes to consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Operating activities:
Net income	$93,093	$89,755
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash operating items (Note 2)	(109,911)	(97,384)
Changes in operating assets and liabilities:
Other current assets	6,248	98
Accrued employment costs and other current liabilities	322	93
Income taxes payable and receivable	(938)	4,387
Pension and other post-retirement liabilities	(2,138)	(633)
Other liabilities	2,417	3,998
Net cash (used in) provided by operating activities – continuing operations	(10,907)	314
Net cash provided by operating activities – discontinued operations	—	1,812
Net cash (used in) provided by operating activities	(10,907)	2,126
Investing activities:
Capital expenditures	—	(6)
Net cash used in investing activities – continuing operations	—	(6)
Net cash used in investing activities – discontinued operations	—	—
Net cash used in investing activities	—	(6)
Financing activities:
Dividends paid	(216,529)	—
Net cash used in financing activities – continuing operations	(216,529)	—
Net cash used in financing activities – discontinued operations	—	—
Net cash used in financing activities	(216,529)	—
Cash, cash equivalents and restricted cash – period (decrease) increase	(227,436)	2,120
Cash, cash equivalents and restricted cash – beginning of year	259,371	257,251
Cash, cash equivalents and restricted cash – end of year	$31,935	$259,371

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

Recent Developments

On November 23, 2020, Loral entered into a Transaction Agreement and Plan of Merger (as it may be amended from time to time, the “Transaction Agreement”) with Telesat Canada, a Canadian corporation (“Telesat”), Telesat Partnership LP, a limited partnership formed under the laws of Ontario, Canada (“Telesat Partnership”), Telesat Corporation, a newly formed corporation incorporated under the laws of the Province of British Columbia, Canada and the sole general partner of Telesat Partnership (“Telesat Corporation”), Telesat CanHold Corporation, a corporation incorporated under the laws of British Columbia, Canada and wholly owned subsidiary of Telesat Partnership (“Telesat CanHoldco”), Lion Combination Sub Corporation, a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Public Sector Pension Investment Board, a Canadian Crown corporation (“PSP”), and Red Isle Private Investments Inc., a Canadian corporation and wholly owned subsidiary of PSP (“Red Isle”), under which Merger Sub will merge with and into Loral, with Loral surviving the merger as a wholly owned subsidiary of Telesat Partnership (the “Merger”), and Loral stockholders receiving common shares of Telesat Corporation and/or units of Telesat Partnership that will be exchangeable for common shares of Telesat Corporation (the “Transaction”).

The Transaction Agreement contains a number of customary conditions that must be fulfilled to complete the Transaction, including (i) approval of (A) a majority of the outstanding Loral voting common stock and (B) a majority of the outstanding Loral voting common stock not held by MHR, PSP, any other party to the Transaction Agreement or certain of their respective affiliates; (ii) the parties having obtained certain regulatory consents and approvals; (iii) no legal proceedings having been commenced that would enjoin or prohibit the consummation of the Transaction; (iv) the listing of the Class A and Class B shares of Telesat Corporation on a U.S. securities exchange; (v) no “Material Adverse Effect” (as defined in the Transaction Agreement) having occurred; (vi) Telesat remaining in good standing with respect to its material debt obligations; (vii) the accuracy of certain representations (subject to certain qualifications as to materiality) and material performance of certain covenants by the parties, subject to specified exceptions; (viii) effectiveness of the registration statement on Form F-4 and the issuance of a receipt for each of the Canadian preliminary and final prospectuses in respect of the Transaction; (ix) no U.S., Canadian or Spanish governmental agency having commenced civil or criminal proceeding against Loral alleging that any member of the “Loral Group” has criminally violated any law, and no member of the “Loral Group” having been indicted or convicted for, or plead nolo contendere to, any such alleged criminal violation; (x) Loral remaining solvent and not having entered into any bankruptcy or related proceeding; and (xi) the delivery by the parties of certain closing deliverables. If the parties have confirmed that all the conditions are satisfied or waived (other than those conditions that by their terms are to be satisfied at the closing of the Transaction (the “Closing”), but which conditions are capable of being satisfied at the Closing), then PSP and Loral will each have the right to extend the Closing for any number of periods of up to 30 days each and no longer than 120 days in the aggregate, from the date on which the Closing otherwise would have occurred. If the Closing is extended, the Closing will occur on the first two consecutive business days commencing on the fifth business day after the expiration of the final extension period on which the conditions are satisfied or waived (other than the conditions (i) with respect to no “Material Adverse Effect” (as defined in the Transaction Agreement) having occurred, (ii) that by their terms are to be satisfied at the Closing, but subject to the satisfaction or waiver of such conditions at the Closing and (iii) if PSP extends the Closing, with respect to a civil or criminal legal proceeding alleging that Loral or any of its subsidiaries (excluding XTAR, LLC (“XTAR”) and Globalstar de Mexico, S. de R.L. de C.V. (“GdM”) and their subsidiaries), has criminally violated a law).  Subject to the satisfaction of the conditions to Closing and any extensions described above, we expect to complete the Transaction in the third quarter of 2021.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Upon satisfaction of the terms and subject to the conditions set forth in the Transaction Agreement, the Transaction will result in the current stockholders of Loral, PSP and the other shareholders in Telesat (principally current or former management of Telesat) owning approximately the same percentage of equity in Telesat indirectly through Telesat Corporation and/or Telesat Partnership as they currently hold (indirectly in the case of Loral stockholders and PSP) in Telesat, Telesat Corporation becoming the publicly traded general partner of Telesat Partnership and Telesat Partnership indirectly owning all of the economic interests in Telesat, except to the extent that the other shareholders in Telesat elect to retain their direct interest in Telesat.

The Transaction Agreement provides certain termination rights for both Loral and PSP and further provides that, in certain circumstances, Loral may be required to pay to Red Isle a termination fee of $6,550,000 or $22,910,000, or to pay to PSP a “breach” fee of $40,000,000, in each case as provided in the Transaction Agreement.

Expenses related to the Transaction included in other expense in our statements of operations for the years ended December 31, 2020 and 2019 were $10.2 million and $4.0 million, respectively.

Description of Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations primarily through its ownership interest in Telesat, a leading global satellite operator. Loral holds a 62.6% economic interest and a 32.6% voting interest in Telesat. We use the equity method of accounting for our ownership interest in Telesat (see Note 5).

Telesat owns and leases a satellite fleet that operates in geostationary earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications. Telesat is also developing Telesat Lightspeed, a global constellation of low earth orbit (“LEO”) satellites. LEO satellites operate in a circular orbit around the earth with an altitude typically between 500 and 870 miles. Unlike geostationary orbit satellites that operate in a fixed orbital location above the equator, LEO satellites travel around the earth at high velocities requiring antennas on the ground to track their movement. LEO satellite systems have the potential to offer a number of advantages over geostationary orbit satellites to meet growing requirements for broadband services, both consumer and commercial, by providing increased data speeds and capacity, global coverage, and latency on par with, or potentially better than, terrestrial services.

2. Basis of Presentation

The consolidated financial statements include the results of Loral and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany transactions have been eliminated.

Investments in Affiliates

Our ownership interest in Telesat is accounted for using the equity method of accounting under U.S. GAAP. Telesat’s financial statements are prepared in accordance with international financial reporting standards (“IFRS”). To allow our reporting of our investment in Telesat under U.S. GAAP, Telesat provides us with a reconciliation of its financial statements from IFRS to U.S. GAAP. Income and losses of Telesat are recorded based on our economic interest. The contribution of Loral Skynet, a wholly owned subsidiary of Loral prior to its contribution to Telesat in 2007, was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income of Telesat. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”) and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets. Non-refundable cash distributions received from Telesat in excess of our initial investment and our share of cumulative equity in comprehensive income of Telesat, net of cash distributions received in prior periods, are recorded as equity in net income of Telesat (“Excess Cash

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Distribution”) since we have no obligation to provide future financial support to Telesat. After receiving an Excess Cash Distribution, we do not record additional equity in net income of Telesat until our share of Telesat’s future net income exceeds the Excess Cash Distribution. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. We had no guarantees or other funding obligations for our equity method investments as of December 31, 2020 and 2019. We use the nature of distribution approach to classify distributions from equity method investments on the statements of cash flows. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is other-than-temporary.

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

Cash, Cash Equivalents and Restricted Cash

As of December 31, 2020, the Company had $31.6 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

On April 30, 2020, the Company’s Board of Directors declared a special dividend of $5.50 per share for an aggregate dividend of approximately $170.1 million. The special dividend was paid on May 28, 2020 to holders of record of Loral voting and non-voting common stock as of the close of business on May 14, 2020.

On November 23, 2020, the Company’s Board of Directors declared a special dividend of $1.50 per share for an aggregate dividend of approximately $46.4 million. The special dividend was paid on December 17, 2020 to holders of record of Loral voting and non-voting common stock as of the close of business on December 4, 2020.

As of December 31, 2020 and December 31, 2019, the Company had restricted cash of $0.3 million, representing the amount pledged as collateral to the issuer of a standby letter of credit (the “LC”). The LC, which expires in August 2021, has been provided as a guaranty to the lessor of our corporate offices.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet to the consolidated statement of cash flows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$31,631	$259,067
Restricted cash included in other current assets	304	—
Restricted cash included in other assets	—	304
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$31,935	$259,371

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. As of December 31, 2020 and December 31, 2019, our cash and cash equivalents were invested primarily in several liquid prime and government AAA money market funds. Such funds are not insured by the Federal Deposit Insurance Corporation. The dispersion across funds reduces the exposure of a default at any one fund. As a result, management believes that its potential credit risks are minimal.

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

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value on a recurring or non-recurring basis (in thousands):

	December 31, 2020			December 31, 2019,
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$29,166	$—	$—	$256,915	$—	$—
Other current assets:
Indemnification - Sale of SSL	$—	$—	$598	$—	$—	$598
Liabilities
Long term liabilities
Indemnification - Globalstar do Brasil S.A.	$—	$—	$145	$—	$—	$145

The carrying amount of cash equivalents approximates fair value as of each reporting date because of the short maturity of those instruments.

The Company did not have any non-financial assets or non-financial liabilities that were recognized or disclosed at fair value as of December 31, 2020 and December 31, 2019.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2020	2019
Non-cash operating items
Equity in net income of affiliates	$(116,716)	$(101,403)
Recovery of affiliate doubtful receivable	(5,854)	—
Deferred taxes	11,362	2,987
Depreciation	4	15
Right-of-use asset, net of lease liability	(6)	9
Amortization of prior service credit and actuarial loss	1,299	1,008
Net non-cash operating items – continuing operations	$(109,911)	$(97,384)

Supplemental information:
Interest paid – continuing operations	$26	$24
Income tax refunds	$178	$5,547
Income tax payments	$252	$288

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019- 12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is expected to reduce the cost and complexity related to accounting for income taxes. The new guidance removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) 740 and improves how financial statement preparers will apply certain income tax-related guidance. The ASU is part of the FASB’s simplification initiative to make narrow-scope improvements to accounting standards through a series of short-term projects. The new guidance, effective for the Company on January 1, 2021, is not expected to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU No. 2018-13 eliminates, amends, and adds disclosure requirements to improve the effectiveness of fair value measurement disclosures. While certain amendments are to be applied prospectively, all other amendments are to be applied retrospectively to all periods presented. The new guidance is effective for the Company on January 1, 2020, with earlier application permitted. The new guidance, adopted by the Company on January 1, 2020, did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASC Topic 842, Leases (“ASC 842”). ASC Topic 842 requires a lessee to record a right-of-use asset and a lease liability for all leases with a lease term greater than 12 months. The main difference between previous U.S. GAAP and ASC Topic 842 is the recognition under ASC 842 of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. The new guidance was effective for the Company on January 1, 2019. We adopted ASC 842 in the first quarter of 2019 utilizing the modified retrospective method with a practical expedient through a cumulative-effect adjustment at the beginning of the first quarter of 2019. As a result, on January 1, 2019, we recognized a right-of-use asset and lease liability for an operating lease of approximately $0.3 million on our consolidated balance sheet.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Equity in
	Pension and	Telesat-related	Accumulated
	Other	Other	Other
	Post-retirement	Comprehensive	Comprehensive
	Benefits	Loss	Loss
Balance, January 1, 2019	$(14,656)	$(2,964)	$(17,620)

Other comprehensive loss before reclassification	(2,307)	(35,783)	(38,090)
Amounts reclassified from accumulated other comprehensive loss	796	—	796
Net current-period other comprehensive loss	(1,511)	(35,783)	(37,294)
Balance, December 31, 2019	(16,167)	(38,747)	(54,914)

Other comprehensive loss before reclassification	(3,852)	(14,232)	(18,084)
Amounts reclassified from accumulated other comprehensive loss	1,026	—	1,026
Net current-period other comprehensive loss	(2,826)	(14,232)	(17,058)
Balance, December 31, 2020	$(18,993)	$(52,979)	$(71,972)

The components of other comprehensive loss and related tax effects are as follows (in thousands):

	Before-Tax Amount		Tax Benefit (Provision)		Net-of-Tax Amount
Year ended December 31, 2020
Pension and other post-retirement benefits:
Net actuarial loss and prior service credits	$(4,877)		$1,025		$(3,852)
Amortization of prior service credits and net actuarial loss	1,299	(a)	(273)		1,026
Pension and other post-retirement benefits	(3,578)		752		(2,826)

Equity in Telesat-related other comprehensive loss	(14,236)		4	(b)	(14,232)
Other comprehensive loss	$(17,814)		$756		$(17,058)

Year ended December 31, 2019
Pension and other post-retirement benefits:
Net actuarial loss and prior service credits	$(2,921)		$614		$(2,307)
Amortization of prior service credits and net actuarial loss	1,008	(a)	(212)		796
Pension and other post-retirement benefits	(1,913)		402		(1,511)

Equity in Telesat-related other comprehensive loss	(35,793)		10	(b)	(35,783)
Other comprehensive loss	$(37,706)		$412		$(37,294)

(a)	Reclassifications are included in other expenses.
(b)	See Note 7, Income Taxes

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Other Current Assets

Other current assets consist of (in thousands):

	December 31,
	2020	2019
Restricted cash (see Note 2)	$304	$—
Indemnification receivable from SSL for pre-closing taxes (see Note 13)	598	598
Due from affiliates	88	186
Prepaid expenses	240	164
Other	2	374
	$1,232	$1,322

5. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	December 31,
	2020	2019
Telesat	$192,664	$90,184

Equity in net income of affiliates consists of (in thousands):

	Year Ended December 31,
	2020	2019
Telesat	$116,716	$101,403

Telesat

As of December 31, 2020, we held a 62.6% economic interest and a 32.6% voting interest in Telesat. We use the equity method of accounting for our majority economic interest in Telesat because we own 32.6% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. We have also concluded that Telesat is not a variable interest entity for which we are the primary beneficiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.

In addition to recording our share of equity in net income loss of Telesat, we also recorded our share of equity in other comprehensive loss of Telesat of $14.2 million and $35.8 million for the years ended December 31, 2020 and 2019, respectively.

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

In December 2020, Telesat made a $341.4 million prepayment on its outstanding term loans under its amended senior secured credit facilities. The prepayment was applied to all mandatory future quarterly principal repayments, with the remaining balance of the prepayment being applied towards the principal amount outstanding on maturity.

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

The ability of Telesat to pay dividends or certain other restricted payments in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Telesat’s credit agreement governing its senior secured credit facilities limits, among other items, Telesat’s ability to incur debt and make dividend payments if the total leverage ratio (“Total Leverage Ratio”) is above 4.50:1.00, with certain exceptions. As of December 31, 2020, Telesat’s Total Leverage Ratio was 4.44:1.00. Telesat is permitted to pay annual consulting fees of $5 million to Loral in cash (see Note 14).

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents summary financial data for Telesat in accordance with U.S. GAAP, for the years ended December 31, 2020 and 2019 and as of December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Statement of Operations Data:
Revenues	$613,866	$687,868
Operating expenses	(136,262)	(141,136)
Depreciation and amortization	(174,526)	(200,838)
Impairment of intangible asset	(3,410)	—
Other operating expense	(160)	(649)
Operating income	299,508	345,245
Interest expense	(152,236)	(186,394)
Loss on refinancing	—	(86,166)
Foreign exchange gain	35,655	122,002
Loss on financial instruments	(13,305)	(42,039)
Other income	5,294	16,282
Income tax benefit (provision)	3,721	(12,741)
Net income	$178,637	$156,189

	December 31,
	2020	2019
Balance Sheet Data:
Current assets	$703,210	$877,294
Total assets	3,943,875	4,130,337
Current liabilities	129,849	124,217
Long-term debt, including current portion	2,483,256	2,836,700
Total liabilities	3,140,747	3,504,594
Shareholders’ equity	803,128	625,743

Other

We own 56% of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. We have also concluded that XTAR is not a variable interest entity for which we are the primary beneficiary. As of December 31, 2020 and 2019, the carrying value of our investment in XTAR was zero. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment was reduced to zero and we have no commitment to provide further financial support to XTAR.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On July 1, 2020, Loral, XTAR and Hisdesat restructured their relationship, including, among other things, the following: (i) Hisdesat purchased the Satellite and certain assets related to operation of the Satellite (the “Purchased Assets”) from XTAR; (ii) XTAR’s agreement with Hisdesat to operate the Satellite at the Orbital Slot was terminated and the rights and licenses to operate the Satellite at the Orbital Slot reverted to Hisdesat; (iii) the Transponder Lease was terminated; (iv) XTAR and Hisdesat entered into an agreement under which XTAR will continue to market and sell capacity on the Satellite and on the Spainsat satellite; (v) XTAR and Loral terminated the Loral Management Agreement; and (vi) Loral granted to Hisdesat an option to acquire for nominal consideration, subject to receipt of all required regulatory approvals, Loral’s membership interests in XTAR. This option has not yet been exercised by Hisdesat. On July 2, 2020, Loral received from XTAR $5.9 million from the proceeds of the sale of the Purchased Assets in full and final settlement of the past due receivable outstanding of $6.6 million under the Loral Management Agreement. As a result, the Company recorded a $5.9 million recovery of an affiliate doubtful receivable and a corresponding reduction in its allowance for doubtful accounts for the year ended December 31, 2020.

As of December 31, 2020 and 2019, the Company also held an indirect ownership interest in a foreign company that currently serves as the exclusive service provider for Globalstar service in Mexico. The Company accounts for this ownership interest using the equity method of accounting. As of December 31, 2020 and 2019, the carrying value of this investment was zero. Loral has written-off its investment in this company and has no future funding requirements relating to this investment. Accordingly, there is no requirement for us to provide for our allocated share of this company’s net losses. This company is currently in the process of dissolution and liquidation in Mexico, and Loral believes that it will not have any liability associated with this company upon completion of this process.

6. Other Current Liabilities

Other current liabilities consists of (in thousands):

	December 31,
	2020	2019
Operating lease liability	$345	$652
Due to affiliate	98	5
Accrued professional fees	1,287	1,419
Pension and other post-retirement liabilities	82	77
Income taxes payable	—	673
Accrued liabilities	190	57
	$2,002	$2,883

7. Income Taxes

The following summarizes our income tax provision (in thousands):

	Year Ended December 31,
	2020	2019
Current:
U.S. federal	$(1,299)	$(2,918)
State and local	25	2
Foreign	(250)	(250)
Total current	(1,524)	(3,166)
Deferred:
U.S. federal	(11,334)	(2,990)
State and local	(28)	3
Total deferred	(11,362)	(2,987)
Total income tax provision	$(12,886)	$(6,153)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our current income tax provision includes an increase to our liability for UTPs of (in thousands):

	Year Ended December 31,
	2020	2019
Unrecognized tax benefits	$(1,118)	$(2,467)
Interest expense	(1,299)	(1,570)
Total	$(2,417)	$(4,037)

While our loss before income taxes and equity in net income of affiliates is domestic, the deferred income tax provision for each period includes the impact of equity in net income of affiliates in our consolidated statement of operations and the periodic effect of our accounting for GILTI. After utilizing our net operating loss (“NOL”) carryforwards and allowable tax credits, federal income tax on GILTI from Telesat was zero. Furthermore, since our deferred tax assets related to the investment in Telesat will be realized from the future recognition of GILTI, the federal portion of these deferred tax assets were valued at zero.

In addition to the income tax provision presented above, we also recorded the following item (in thousands):

	Year Ended December 31,
	2020	2019
Deferred tax benefit for adjustments in
other comprehensive loss (see Note 3)	$756	$412

The provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate on the loss before income taxes and equity in net income of affiliates because of the effect of the following items (dollars in thousands):

	Year Ended December 31,
	2020	2019
U.S. Statutory Federal Corporate Income Tax Rate	21%	21%
Tax benefit	$2,255	$1,154
Permanent adjustments which change statutory amounts:
State and local income taxes, net of federal income tax	(77)	107
Equity in net income of affiliates	(17,185)	(5,055)
Federal provision for unrecognized tax benefits	(1,138)	(1,226)
Nondeductible expenses	(2,380)	(695)
Change in valuation allowance	69	(118)
Income tax credits	5,820	—
Foreign income taxes	(250)	(250)
Other, net	—	(70)
Total income tax provision	$(12,886)	$(6,153)

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019
Balance at January 1	$43,037	$43,055
Decreases as a result of statute expirations	—	(18)
Balance at December 31	$43,037	$43,037

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2014. Earlier years related to certain foreign jurisdictions remain subject to examination. To the extent allowed by law, the tax authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the NOL carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During 2021, the statute of limitations for assessment of additional tax will expire with regard to certain UTPs, potentially resulting in $16.4 million reduction to our unrecognized tax benefits.

Our liability for UTPs increased from $17.4 million at December 31, 2019 to $19.8 million at December 31, 2020 and is included in long-term liabilities in the consolidated balance sheets. At December 31, 2020, we have accrued $3.3 million for the potential payment of tax-related interest. If our positions are sustained by the taxing authorities, approximately $8.4 million of the tax benefits will reduce the Company’s income tax provision.

Other than as described above, there were no significant changes to our unrecognized tax benefits during the year ended December 31, 2020, and we do not anticipate any other significant increases or decreases to our unrecognized tax benefits during the next twelve months.

At December 31, 2020, we had federal FTC carryforwards of $109.6 million, federal NOL carryforwards of $43.1 million and New York NOL carryforwards of $1.5 million which expire from 2022 to 2034.

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

We assess the recoverability of our FTCs, NOLs and other deferred tax assets and based upon this analysis, record a valuation allowance to the extent recoverability does not satisfy the “more likely than not” recognition criteria. We continue to maintain our valuation allowance until sufficient positive evidence exists to support full or partial reversal. As of December 31, 2020, we had a valuation allowance totaling $128.4 million against our deferred tax assets for certain tax credits, primarily FTC carryovers from 2017, and loss carryovers due to the limited carryforward periods. During 2020, the valuation allowance decreased by $0.1 million, which was recorded as a benefit in our statement of operations. To the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, subject to the provisions of the Transaction Agreement, in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets.

During 2019, the valuation allowance increased by $0.1 million, which was recorded as a provision in our statement of operations.

The significant components of the net deferred income tax assets are (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$23,020	$34,294
Foreign tax credit carryforwards	126,007	126,007
Compensation and benefits	701	961
Indemnification liabilities	98	66
Other, net	279	305
Federal benefit of uncertain tax positions	701	428
Pension costs	4,119	3,375
Investments in and advances to affiliates	828	992
Total deferred tax assets before valuation allowance	155,753	166,428
Less valuation allowance	(128,414)	(128,483)
Deferred tax assets	$27,339	$37,945

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Other Liabilities

Other liabilities consists of (in thousands):

	December 31,
	2020	2019
Operating lease liability	$—	$345
Indemnification liabilities - other (see Note 13)	145	145
Liabilities for uncertain tax positions	19,769	17,352
	$19,914	$17,842

9. Shareholders’ Equity

Series A Preferred Stock

On November 23, 2020, the Board of Directors of Loral declared a dividend of one preferred share purchase right (a “Right”) for each share of Loral common stock outstanding on December 4, 2020 to the Loral stockholders of record on that date. Each Right entitles the registered holder to purchase from Loral one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) of Loral, having such rights and preferences as are set forth in the Certificate of Designation of Series A Junior Participating Preferred Stock, at a price of $120.48 per one one-thousandth of a share of Series A Preferred Stock, subject to adjustment.  The Series A Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each share of Series A Preferred Stock would entitle the holder thereof to a quarterly dividend payment of 1,000 times the dividend declared per share of the Company’s common stock (if any). In the event of a liquidation of Loral, the holders of the Series A Preferred Stock would be entitled to an aggregate payment of 1,000 times the aggregate payment made per share of the Company’s common stock. Each share of Series A Preferred Stock has 1,000 votes and is entitled to vote together with the shares of the Company’s common stock. In the event of any merger, consolidation or other transaction in which shares of the Company’s common stock are exchanged, each share of Series A Preferred Stock would be entitled to receive 1,000 times the amount received per share of the Company’s common stock.

Series B Preferred Stock

On November 23, 2020, in connection with the Transaction, the Loral Board of Directors approved the Certificate of Designation of Series B Preferred Stock, par value $0.01 per share, of Loral (the “Series B Preferred Stock”) and on November 24, 2020, Loral issued to Telesat Partnership five shares of Series B Preferred Stock. The Series B Preferred Stock is redeemable at the Company’s option at any time for an amount per share of Series B Preferred Stock of $20.08 (adjusted for any stock splits or stock dividends) plus all declared and unpaid dividends, if any, with respect to such share (for purposes of this paragraph, the “liquidation value”). In the event of a liquidation of the Company, the holders of the Series B Preferred Stock would be entitled to a payment, before any payment would be made to holders of the Company’s common stock or preferred stock specifically designated as junior to the Series B Preferred Stock, equal to the liquidation value per share of Series B Preferred Stock. The Series B Preferred Stock is nonvoting, provided if no shares of the Company’s common stock and no shares of any series of Preferred Stock holding voting rights equivalent to the voting rights of shares of the Company’s common stock are issued and outstanding, each share of the Series B Preferred Stock shall be entitled to one vote with respect to all matters submitted to a vote of the Company’s stockholders.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) which allowed for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards, had a ten-year term and has expired. As of December 31, 2020 and December 31, 2019, outstanding and unconverted restricted stock units (“RSUs”) were 98,917 and 75,262, respectively, that are vested and do not expire.

During 2020, we paid special dividends of $7.00 per share for an aggregate dividend amount of $216.5 million (see Note 2). In accordance with Loral’s Stock Incentive Plan, an equitable adjustment was made to outstanding stock-based awards to reflect the cash dividend. As a result, RSUs outstanding under the Stock Incentive Plan increased by 23,655 during 2020.

10. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s ownership interest in Telesat to approximately 62.4%. The following table presents the dilutive impact of Telesat stock options on Loral’s reported net income for the purpose of computing diluted earnings per share (in thousands):

	Year Ended December 31,
	2020	2019
Net income — basic	$93,093	$89,755
Less: Adjustment for dilutive effect of Telesat stock options	(522)	(528)
Net income — diluted	$92,571	$89,227

Basic earnings per share is computed based upon the weighted average number of shares of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

	Year Ended December 31,
	2020	2019
Weighted average common shares outstanding	30,933	30,933
Weighted average unconverted restricted stock units	87	75
Common shares outstanding for diluted earnings per share	31,020	31,008

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

Other Benefits

In addition to providing pension benefits, we provide certain health care and life insurance benefits for retired employees and dependents. For the years ended December 31, 2020 and 2019 certain of these benefits were provided through plans sponsored or managed by Telesat. Participants are eligible for these benefits generally when they retire from active service and meet the eligibility requirements for our pension plan. These benefits are funded primarily on a pay-as-you-go basis, with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions. Medical coverage for retired employees and dependents ends when the retiree reaches age 65.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Funded Status

The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets for 2020 and 2019, and a statement of the funded status as of December 31, 2020 and 2019. We use a December 31 measurement date for the pension plan and other post-retirement benefits (in thousands).

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
Reconciliation of benefit obligation:
Obligation at beginning of period	$55,159	$49,020	$511	$479
Service cost	703	722	—	—
Interest cost	1,765	2,018	17	21
Participant contributions	27	25	—	—
Actuarial loss	5,453	5,256	30	30
Benefit payments	(1,926)	(1,882)	(19)	(19)
Obligation at December 31,	61,181	55,159	539	511
Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of period	38,146	34,263	—	—
Actual return on plan assets	3,257	4,798	—	—
Employer contributions	1,953	942	19	19
Participant contributions	27	25	—	—
Benefit payments	(1,926)	(1,882)	(19)	(19)
Fair value of plan assets at December 31,	41,457	38,146	—	—
Funded status at end of period	$(19,724)	$(17,013)	$(539)	$(511)

The benefit obligations for pensions and other employee benefits exceeded the fair value of plan assets by $20.3 million at December 31, 2020 (the “unfunded benefit obligations”). The unfunded benefit obligations were measured using a discount rate of 2.5% and 3.25% at December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, the actuarial loss component of the change in benefit obligation of $5.5 million for the pension plan comprises $5.8 million attributable to the change in the discount rate partially offset by $0.3 million attributable to other factors. For the year ended December 31, 2019, the actuarial loss component of the change in benefit obligation of $5.3 million for the pension plan comprises $6.7 million attributable to the change in the discount rate partially offset by $1.4 million attributable to other factors. Lowering the discount rate by 0.5% would have increased the unfunded benefit obligations for pension and other post-retirement benefits by approximately $4.4 million and $3.7 million as of December 31, 2020 and 2019, respectively. Market conditions and interest rates will significantly affect future assets and liabilities of Loral’s pension plan and other post-retirement benefits.

The pre-tax amounts recognized in accumulated other comprehensive loss as of December 31, 2020 and 2019 consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2020	2019	2020	2019
Actuarial loss	$(22,172)	$(18,613)	$(51)	$(32)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amounts recognized in other comprehensive (loss) income during the years ended December 31, 2020 and 2019 consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2020	2019	2020	2019
Actuarial (loss) gain during the period	$(4,847)	$(2,891)	$(30)	$(30)
Amortization of actuarial loss	1,288	1,006	11	2
Total recognized in other comprehensive (loss) income	$(3,559)	$(1,885)	$(19)	$(28)

Amounts recognized in the balance sheet consist of (in thousands):

	Pension Benefits		Other Benefits
	December 31,		December 31,
	2020	2019	2020	2019
Current Liabilities	$—	$—	$82	$77
Long-Term Liabilities	19,724	17,013	457	434
	$19,724	$17,013	$539	$511

The accumulated pension benefit obligation was $60.3 million and $54.2 million at December 31, 2020 and 2019, respectively.

During 2020, we contributed $2.0 million to the qualified pension plan and our contributions for the other employee post-retirement benefits were not significant. During 2021, based on current estimates, we expect our contributions to the qualified pension plan will be approximately $1.3 million. We expect that our funding of other employee post-retirement benefits during 2021 will not be significant.

The following table provides the components of net periodic cost included in our statements of operations for the plans for the years ended December 31, 2020 and 2019 (in thousands):

	Pension Benefits		Other Benefits
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
Service cost (1)	$703	$722	$—	$—
Interest cost (2)	1,765	2,018	17	21
Expected return on plan assets (2)	(2,651)	(2,432)	—	—
Amortization of net actuarial loss (2)	1,288	1,006	11	2
Net periodic cost	$1,105	$1,314	$28	$23

(1)	Included in general and administrative expenses.
(2)	Included in other expense.

Assumptions

Assumptions used to determine net periodic cost:

	Year Ended December 31,
	2020	2019
Discount rate	3.25%	4.25%
Expected return on plan assets	7.00%	7.25%
Rate of compensation increase	4.25%	4.25%

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assumptions used to determine the benefit obligation:

	December 31,
	2020	2019
Discount rate	2.50%	3.25%
Rate of compensation increase	4.25%	4.25%

The expected long-term rate of return on pension plan assets is selected by taking into account the expected duration of the projected benefit obligation for the plans, the asset mix of the plans and the fact that the plan assets are actively managed to mitigate risk. Our expected long-term rate of return on plan assets for 2021 is 6.75%.

As of December 31, 2020 and 2019, the Company contributions remaining for other benefits were primarily for fixed amounts. Therefore, future health care cost trend rates will not affect Company costs and accumulated post-retirement benefit obligation.

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

Asset allocation policy is the principal method for achieving the pension plan’s investment objectives stated above. Asset allocation policy is reviewed regularly by the investment committee. The pension plan’s actual and targeted asset allocations, are as follows:

	December 31, 2020	Target Allocation
	Actual Allocation	Target	Target Range
Liquid return-seeking investments	61%	56.5%	45-65%
Alternative investments	10%	14.5%	0-20%
Fixed income investments	29%	29.0%	20-40%
	100%	100%	100%

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

The table below provides the fair values of the Company’s pension plan assets, by asset category, at December 31, 2020 and 2019. The Company’s pension plan assets are mainly held in commingled employee benefit fund trusts.

	Fair Value Measurements
						Assets
						Measured
Asset Category	Total	Percentage	Level 1	Level 2	Level 3	at NAV(1)

	(Dollars in thousands)
At December 31, 2020
Liquid return-seeking:
Multi-asset fund(2)	$25,196	61%				$25,196
Fixed income securities:
Commingled funds(3)	11,881	29%				11,881
Alternative investments:
Equity long/short fund(4)	2,201	5%			$2,201
Private equity fund(5)	22	0%			22
Distressed opportunity limited partnership(6)	433	1%			433
Multi-strategy limited partnership(7)	1,724	4%			1,724
	4,380	10%	—	—	4,380	—
	$41,457	100%	—	—	$4,380	$37,077

At December 31, 2019
Liquid return-seeking:
Multi-asset fund(2)	$23,127	61%				$23,127
Fixed income securities:
Commingled funds(3)	11,463	30%				11,463
Alternative investments:
Equity long/short fund(4)	1,349	4%			$1,349
Private equity fund(5)	48	0%			48
Distressed opportunity limited partnership(6)	463	1%			463
Multi-strategy limited partnership(7)	1,696	4%			1,696
	3,556	9%	—	—	3,556	—
	$38,146	100%	—	—	$3,556	$34,590

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	Assets measured using the net asset value (“NAV”) practical expedient have not been classified in the fair value hierarchy. The NAV practical expedient is based on the fair value of the underlying assets of the common/collective trust (“CCT”) minus its liabilities, and then divided by the number of units outstanding. The NAV practical expedient of a CCT is calculated based on a compilation of primarily observable market information.
(2)	A single fund that invests in global equities, marketable real assets and fixed income securities. The fund has no limitation on redemptions.
(3)	Investments in bonds representing many sectors of the broad bond market with both short-term and intermediate-term maturities. The fund has no limitation on redemptions.
(4)	Investments primarily in long and short positions in equity securities of U.S. and non-U.S. companies. The fund generally has semi-annual tender offer redemption periods on June 30 and December 31 and is reported on a one month lag.
(5)	Fund invests in portfolios of secondary interest in established venture capital, buyout, mezzanine and special situation funds on a global basis. Fund is valued on a quarterly lag with adjustment for subsequent cash activity. The fund terminates on July 12, 2021, subject to extension for a one-year period. Earlier redemptions are not permitted.
(6)	Investments mainly in discounted debt securities, bank loans, trade claims and other debt and equity securities of financially troubled companies. This partnership has semi-annual withdrawal rights on June 30 and December 31 with notice of 90 days and is reported on a one month lag.
(7)	Investments in a partnership that has a multi-strategy investment program and does not rely on a single investment model. This partnership has quarterly redemption rights with notice of 65 days and is reported on a one month lag.

Additional information pertaining to the changes in the fair value of the pension plan assets classified as Level 3 for the years ended December 31, 2020 and 2019 is presented below:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Private Equity Fund	Equity Long/Short Fund	Distressed Opportunity Ltd. Partnership	Multi Strategy Fund	Total

	(In thousands)
Balance, January 1, 2019	$76	$1,002	$463	$1,602	$3,143
Unrealized (loss) gain	(23)	347	—	94	418
Sales	(5)	—	—	—	(5)
Balance, December 31, 2019	48	1,349	463	1,696	3,556
Unrealized (loss) gain	(26)	852	(30)	28	824
Balance, December 31, 2020	$22	$2,201	$433	$1,724	$4,380

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Benefit Payments

The following benefit payments, which reflect future services, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Benefits
2021	$2,323	$84
2022	2,421	71
2023	2,573	60
2024	2,814	49
2025	2,833	40
2026 to 2030	15,346	122

Employee Savings (401k) Plan

We have an employee savings (401k) plan, to which the Company provides contributions which match up to 6% of a participant’s base salary at a rate of 66⅔%. The Company also makes retirement contributions to the savings (401k) plan, which provide added retirement benefits to employees hired on or after July 1, 2006, as they are not eligible to participate in our defined benefit pension plan. Retirement contributions are provided regardless of an employee’s contribution to the savings (401k) plan. Matching contributions and retirement contributions are collectively known as Company contributions. Company contributions are made in cash and placed in each participant’s age appropriate “life cycle” fund. For each of the years ended December 31, 2020 and 2019, Company contributions were $0.1 million. Participants of the savings (401k) plan are able to redirect Company contributions to any available fund within the plan. Participants are also able to direct their contributions to any available fund.

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

Derivatives and Hedging Transactions

There were no derivative instruments as of December 31, 2020 and 2019.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Commitments and Contingencies

Financial Matters

In 2012, we sold our former subsidiary, SSL, to MDA Communications Holdings, Inc., a subsidiary of Maxar Technologies Inc. (formerly known as MacDonald, Dettwiler and Associates Ltd.) (“MDA”) pursuant to the Purchase Agreement. Under the terms of the Purchase Agreement, we are obligated to indemnify MDA and its affiliates from liabilities with respect to certain pre-closing taxes. Our consolidated balance sheets include an indemnification refund receivable of $0.6 million as of December 31, 2020 and 2019. Certain tax assessments against SSL for 2007 to 2010 have been settled, resulting in our having received during the second and third quarters of 2019 refunds of prior indemnification payments totaling $1.8 million. The remaining receivable as of December 31, 2020 represents payments to date over the estimated fair value of the remaining liability for our indemnification of SSL pre-closing taxes where the final amounts have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Our consolidated balance sheets include liabilities of $0.1 million as of December 31, 2020 and 2019 for indemnification liabilities relating to the sale of GdB.

See Note 14 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to the Transaction and our agreement to indemnify Telesat for certain liabilities.

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

Upon adoption of ASC 842, we recognized a right-of-use asset and lease liability of $0.3 million for an operating lease on our consolidated balance sheet as of January 1, 2019. In March 2019, the operating lease was modified by extending the lease termination date from June 30, 2019 to June 30, 2020 and increasing the rent for the extension period. In December 2019, the operating lease was further modified by extending the lease termination date to June 30, 2021. Lease costs expensed for the years ended December 31, 2020 and 2019 were as follows (in thousands):

Lease Expense
Year ended December 31, 2020	$695
Year ended December 31, 2019	677

Lease payments for the year ended December 31, 2020 were $0.7 million. The remaining lease term as of December 31, 2020 is 6 months, and we used a discount rate of 7.5% to compute the lease liability at inception and at each modification date. The right-of-use asset is being amortized over the life of the lease.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of the future operating lease payments to operating lease liability as of December 31, 2020 (in thousands):

2021 (January 1, 2021 through June 30, 2021)	350
Total operating lease payments	350
Less: Interest	(5)
Operating lease liability	$345

Amounts recognized in Balance Sheet
Other current liabilities	$345

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

Various funds affiliated with MHR and Dr. Rachesky held, as of December 31, 2020 and December 31, 2019, approximately 39.9% of the outstanding voting common stock and 58.4% of the combined outstanding voting and non-voting common stock of Loral.

Transactions with Affiliates

Telesat

Recent Developments

Transaction Agreement. On November 23, 2020, Loral entered into the Transaction Agreement with Telesat, Telesat Partnership, Telesat Corporation, Telesat CanHoldco, Merger Sub, PSP and Red Isle, under which Merger Sub will merge with and into Loral, with Loral surviving the Merger as a wholly owned subsidiary of Telesat Partnership, and Loral stockholders receiving common shares of Telesat Corporation and/or units of Telesat Partnership that will be exchangeable for common shares of Telesat Corporation following the expiration of a six-month lock-up period.

Upon satisfaction of the terms and subject to the conditions set forth in the Transaction Agreement, the Transaction will result in the current stockholders of Loral, PSP and the other shareholders in Telesat (principally current or former management of Telesat) owning approximately the same percentage of equity in Telesat indirectly through Telesat Corporation and/or Telesat Partnership as they currently hold (indirectly in the case of Loral stockholders and PSP) in Telesat, Telesat Corporation becoming the publicly traded general partner of Telesat Partnership and Telesat Partnership indirectly owning all of the economic interests in Telesat, except to the extent that the other shareholders in Telesat elect to retain their direct interest in Telesat.

The Transaction Agreement provides for certain economic adjustments and contractual protections with respect to Loral’s assets and liabilities other than its indirect interest in Telesat. These include among others:

●	One Time Payment. To induce PSP and Red Isle to enter into the Transaction, Loral will pay Red Isle $7 million at Closing.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

●	Absolute Indemnities. Loral, Telesat Corporation and Telesat CanHoldco will indemnify PSP for PSP’ pro rata share of costs relating to: (a) certain losses and litigation proceedings related to the Transaction, (b) certain out-of-pocket expenses of Loral after the Closing and (c) certain tax matters. This indemnification will be (i) independent of the accuracy of the underlying representations and warranties, (ii) in the case of the tax indemnification, subject to a cap of $50 million and (iii) subject to additional, customary limitations.

The Transaction Agreement also provides certain termination rights for both Loral and PSP and further provides that, in certain circumstances, Loral may be required to pay to Red Isle a termination fee of $6,550,000 or $22,910,000, or to pay to PSP a “breach” fee of $40,000,000, in each case as provided in the Transaction Agreement.

In connection with the Transaction, Loral entered into the following agreements with related parties or their subsidiaries:

Subscription Agreement for Series B Preferred Stock.  In connection with the Transaction, Loral issued to Telesat Partnership five shares of Series B Preferred Stock pursuant to the terms of a subscription agreement entered into between Loral and Telesat Partnership. Such shares of Series B Preferred Stock will remain outstanding following the Merger and will give Telesat Partnership the right to vote such shares once there is no Loral common stock outstanding.

Full and Final Release and Amendment of Tolling Agreement.  Loral has asserted certain claims against PSP arising out of PSP’ actions in certain previous transaction processes relating to Telesat. PSP has asserted various counterclaims and Loral, PSP and Telesat have entered into a series of tolling agreements preventing those claims from being terminated due to the passing of the statute of limitations while negotiating the Transaction Agreement. In connection with the signing of the Transaction Agreement, the parties entered into a mutual release that will release those claims on the first to occur of the closing of the Transaction or the termination of the Transaction Agreement due to Loral’s material breach.

Standstill Agreement.  Loral and MHR have entered into a standstill agreement (the “MHR Standstill Agreement”) prohibiting MHR and its affiliates from, subject to the terms thereof, acquiring more than an additional 6% of the outstanding Voting Common Stock prior to the conclusion of the Loral stockholder meeting to be held to approve the Transaction. The MHR Standstill Agreement will terminate immediately upon the first to occur of the conclusion of the Loral stockholder meeting and termination of the Transaction Agreement.

Ownership Interest.As described in Note 5, we own a 62.6% economic interest and a 32.6% voting interest in Telesat and account for our ownership interest under the equity method of accounting.

Shareholders Agreement.  In connection with the acquisition of our ownership interest in Telesat (which we refer to as the Telesat transaction), Loral and certain of its subsidiaries, our Canadian co-owner, PSP and one of its subsidiaries, Telesat and MHR entered into a Shareholders Agreement (the “Shareholders Agreement”). The Shareholders Agreement provides for, among other things, the manner in which the affairs of Telesat and its subsidiaries will be conducted and the relationships among the parties thereto and future shareholders of Telesat. The Shareholders Agreement also contains an agreement by Loral not to engage in a competing satellite communications business and agreements by the parties to the Shareholders Agreement not to solicit employees of Telesat or any of its subsidiaries. Additionally, the Shareholders Agreement details the matters requiring the approval of the shareholders of Telesat (including veto rights for Loral over certain extraordinary actions) and provides for preemptive rights for certain shareholders upon the issuance of certain capital shares of Telesat. The Shareholders Agreement also (i) restricts the ability of holders of certain shares of Telesat to transfer such shares unless certain conditions are met or approval of the transfer is granted by the directors of Telesat, (ii) provides for a right of first offer to certain Telesat shareholders if a holder of equity shares of Telesat wishes to sell any such shares to a third party and (iii) provides for, in certain circumstances, tag-along rights in favor of shareholders that are not affiliated with Loral if Loral sells equity shares and drag-along rights in favor of Loral in case Loral or its affiliate enters into an agreement to sell all of its Telesat equity securities.

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

Consulting Services Agreement.  On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven-years with an automatic renewal for an additional seven-year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven-year term which expires on October 31, 2021. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. Our general and administrative expenses for each of the years ended December 31, 2020 and 2019, are net of income of $5.0 million related to the Consulting Agreement. Loral received payments in cash from Telesat, net of withholding taxes, of $4.8 million for each of the years ended December 31, 2020 and 2019.

Tax Indemnification.  In connection with the acquisition of our ownership interest in Telesat in 2007, Loral retained the benefit of tax recoveries related to the transferred assets and indemnified Telesat (“Telesat Indemnification”) for certain liabilities, including Loral Skynet’s tax liabilities arising prior to January 1, 2007. The Telesat Indemnification includes certain tax disputes currently under review in various jurisdictions including Brazil. The Brazilian tax authorities challenged Loral Skynet’s historical characterization of its revenue generated in Brazil for the years 2003 to 2006. Telesat received and challenged, on Loral Skynet’s behalf, tax assessments from Brazil totaling approximately $0.7 million. The Company believes that Loral Skynet’s filing position will ultimately be sustained requiring no payment under the Telesat Indemnification. There can be no assurance that there will be no future claims under the Telesat Indemnification related to tax disputes.

Administrative Fee.  Loral’s employees and retirees participate in certain welfare plans sponsored or managed by Telesat. Loral pays Telesat an annual administrative fee of $0.1 million and reimburses Telesat for the plan costs attributable to Loral participants.

Grant Agreements.  Loral, along with Telesat, PSP and 4440480 Canada Inc., an indirect wholly-owned subsidiary of Loral (the “Special Purchaser”), entered into stock option grant agreements (the “Stock Option Grant Agreements”) and a restricted stock unit grant agreement (the “RSU Grant Agreement,” and, together with the Stock Option Grant Agreements, the “Grant Agreements”) with respect to shares in Telesat with certain executives of Telesat (each, a “Participant” and collectively, the “Participants”). Each of the Participants is or was, at the time, an executive of Telesat.

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

Other

We own 56% of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. On July 1, 2020, Loral, XTAR and Hisdesat restructured their relationship (see Note 5). As part of the restructuring, XTAR and Loral terminated the Loral Management Agreement pursuant to which Loral provided general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. As of December 31, 2019, amounts due to Loral, primarily due to the Loral Management Agreement, were $6.7 million, and we had an allowance of $6.6 million against these receivables. On July 2, 2020, Loral received from XTAR $5.9 million in full and final settlement of the past due receivable outstanding of $6.6 million under the Loral Management Agreement. As of December 31, 2020, Loral had a $0.1 million receivable from XTAR.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. For each of the years ended December 31, 2020 and 2019, Mr. Targoff earned $1,440,000 in consulting fees and reimbursed Loral net expenses of $45,000.

SCHEDULE II

LORAL SPACE & COMMUNICATIONS INC.

VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2020 and 2019

(In thousands)

		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other	Deductions		End of
Description	of Period	Expenses	Accounts	from Allowance		Period
Year ended December 31, 2019
Allowance for affiliate receivables	$6,692	$—	$—	$—		$6,692
Deferred tax valuation allowance	$128,365	$118	$—	$—		$128,483
Year ended December 31, 2020
Allowance for affiliate receivables	$6,692	$—	$—	$(6,552)	(1)	$140
Deferred tax valuation allowance	$128,483	$(69)	$—	$—		$128,414

(1)	Deductions from allowance for affiliate receivables reflects $5,854 receivable collected and $698 receivable write-off during the year.

Deloitte LLP Bay Adelaide Centre, East Tower 8 Adelaide Street West Suite 200 Toronto, ON M5H 0A9 Canada Tel: 416-601-6150 Fax: 416-601-6151 www.deloitte.ca

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of Telesat Canada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Telesat Canada (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income (loss), comprehensive income (loss), changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

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

 Critical Audit Matter

 The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill and Indefinite Life Intangible Assets (Orbital Slots) Impairment - Refer to Notes 3, 4, 16 and 17 of the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill and indefinite life intangible assets, specifically orbital slots impairment involves the comparison of the recoverable amount of each Cash Generating Unit (“CGU”) to its carrying value. The recoverable amount of each CGU is based on the higher of its fair value less costs of disposal and its value in use, which is determined using both a market approach based on market multiples and an income approach based on a discounted cash flow. In determining the recoverable amount of the CGUs, management made significant estimates and assumptions related to future revenue forecasts, future expenses, capital expenditures, working capital, costs of disposal, discount rates and market multiples. In addition, the Company plans to introduce new satellites under the Low Earth Orbit constellation (known as “Telesat Lightspeed”) whose forecasted revenues contribute significantly to the estimated recoverable amount of the CGUs. The recoverable amounts of the CGUs exceeded their carrying values as of December 31, 2020 and no impairment charge to goodwill or orbital slots was recorded.

While there are several estimates and assumptions that are required to determine the recoverable amounts of the CGUs, the estimates with the highest degree of subjectivity are future revenue forecasts, discounts rates and market multiples (“key assumptions”). This required significant auditor attention as the key assumptions are subject to a high degree of auditor judgment and there is limited historical data for Telesat Lightspeed which resulted in an increased extent of effort, including the involvement of fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the key assumptions used to determine the recoverable amount of the CGUs included the following, among others:

●	Evaluated management’s ability to accurately forecast future revenues by comparing actual results to historical forecasts.

●	Evaluated the reasonableness of future revenue forecasts by comparing the forecasts to:

o	Historical revenue;
o	Contracted revenue backlog for existing service contracts;
o	Internal communications from management to the board of directors and external communications made by management to analysts and investors;
o	Industry reports containing analyses of the Company’s and its competitors’ revenues.

●	With the assistance of fair value specialists:

o

Evaluated the reasonableness of the discount rates by testing the source information underlying the determination of the discount rates and developing a range of independent estimates and comparing to those selected by management.

o

Evaluated the market multiples by analyzing precedent market transactions and comparable public company multiples and developing a range of independent market multiples and comparing to those selected by management.

/s/ Deloitte LLP

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada

March 3, 2021

We have served as the Company's auditor since 1993.

TELESAT CANADA

Consolidated Statements of Income (Loss)

For the years ended December 31

(in thousands of Canadian dollars)	Notes	2020	2019	2018
Revenue	5	$820,468	$910,893	$902,932
Operating expenses	6	(180,874)	(165,499)	(185,827)
Depreciation		(216,885)	(242,966)	(224,851)
Amortization		(17,195)	(23,277)	(24,305)
Other operating (losses) gains, net	7	(215)	(862)	743
Operating income		405,299	478,289	468,692
Interest expense	8	(203,760)	(258,261)	(237,786)
Loss on refinancing	23	-	(151,919)	-
Interest and other income		5,196	20,043	16,498
Loss on changes in fair value of financial instruments		(13,115)	(49,672)	(18,205)
Gain (loss) on foreign exchange		47,605	163,840	(259,079)
Income (loss) before tax		241,225	202,320	(29,880)
Tax recovery (expense)	9	4,353	(15,122)	(61,056)
Net income (loss)		$245,578	$187,198	$(90,936)

See accompanying notes to the consolidated financial statements

TELESAT CANADA

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31

(in thousands of Canadian dollars)	Notes	2020	2019	2018
Net income (loss)		$245,578	$187,198	$(90,936)
Other comprehensive (loss) income
Items that may be reclassified into profit or loss
Foreign currency translation adjustments		(32,422)	(50,465)	44,459
Items that will not be reclassified into profit or loss
Actuarial (losses) gains on employee benefit plans	29	(13,693)	1,134	7,755
Tax recovery (expense)		3,584	(403)	(2,031)
Other comprehensive (loss) income		(42,531)	(49,734)	50,183
Total comprehensive income (loss)		$203,047	$137,464	$(40,753)

See accompanying notes to the consolidated financial statements

TELESAT CANADA

Consolidated Statements of Changes in Shareholders’ Equity

(in thousands of Canadian dollars)	Notes	Common shares	Preferred shares	Total share capital	Accumulated earnings	Equity-settled employee benefits reserve	Foreign currency translation reserve	Total reserves	Total shareholders’ equity
Balance as at January 1, 2018		$26,580	$126,102	152,682	$968,408	$31,549	$(9,818)	21,731	1,142,821
Net loss		-	-	-	(90,936)	-	-	-	(90,936)
Issuance of share capital on exercise of stock appreciation rights	24	-	1,024	1,024	(1,079)	(339)	-	(339)	(394)
Cumulative effect adjustment		-	-	-	(38,516)	-	322	322	(38,194)
Other comprehensive income, net of tax expense of $2,031		-	-	-	5,724	-	44,459	44,459	50,183
Share-based compensation		-	-	-	-	29,505	-	29,505	29,505
Balance as at December 31, 2018		$26,580	$127,126	$153,706	$843,601	$60,715	$34,963	$95,678	$1,092,985
Balance as at January 1, 2019		$26,580	$127,126	$153,706	$843,601	$60,715	$34,963	$95,678	$1,092,985
Net income		-	-	-	187,198	-	-	-	187,198
Dividends declared on Director Voting Preferred shares	24	-	-	-	(20)	-	-	-	(20)
Issuance of share capital on exercise of stock appreciation rights	24	-	385	385	(455)	(144)	-	(144)	(214)
Issuance of share capital on settlement of restricted share units	24	-	804	804	-	(1,729)	-	(1,729)	(925)
Other comprehensive income (loss), net of tax expense of $403		-	-	-	731	-	(50,465)	(50,465)	(49,734)
Share-based compensation		-	-	-	-	16,035	-	16,035	16,035
Balance as at December 31, 2019		$26,580	$128,315	$154,895	$1,031,055	$74,877	$(15,502)	$59,375	$1,245,325
Balance as at January 1, 2020		$26,580	$128,315	$154,895	$1,031,055	$74,877	$(15,502)	$59,375	$1,245,325
Net income		-	-	-	245,578	-	-	-	245,578
Dividends declared on Director Voting Preferred shares	24	-	-	-	(10)	-	-	-	(10)
Issuance of share capital on settlement of restricted share units	24	-	803	803	-	(1,729)	-	(1,729)	(926)
Other comprehensive loss, net of tax recovery of $3,584		-	-	-	(10,109)	-	(32,422)	(32,422)	(42,531)
Share-based compensation		-	-	-	-	12,500	-	12,500	12,500
Balance as at December 31, 2020		$26,580	$129,118	$155,698	$1,266,514	$85,648	$(47,924)	$37,724	$1,459,936

See accompanying notes to the consolidated financial statements

TELESAT CANADA

Consolidated Balance Sheets

(in thousands of Canadian dollars)	Notes	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	30	$818,378	$1,027,222
Trade and other receivables	10	51,928	64,062
Other current financial assets	11	448	210
Prepaid expenses and other current assets	12	22,861	43,724
Total current assets		893,615	1,135,218
Satellites, property and other equipment	5, 15	1,318,526	1,458,933
Deferred tax assets	9	79,912	12,412
Other long-term financial assets	13	53,425	57,730
Other long-term assets	5, 14	9,922	8,264
Intangible assets	5, 16	779,190	802,791
Goodwill	17	2,446,603	2,446,603
Total assets		$5,581,193	$5,921,951

Liabilities
Trade and other payables	18	$30,091	$26,247
Other current financial liabilities	19	35,880	38,281
Other current liabilities	20	96,155	72,315
Current indebtedness	23	-	24,408
Total current liabilities		162,126	161,251
Long-term indebtedness	23	3,187,152	3,688,391
Deferred tax liabilities	9	325,893	348,762
Other long-term financial liabilities	21	35,499	42,511
Other long-term liabilities	22	410,587	435,711
Total liabilities		4,121,257	4,676,626

Shareholders’ Equity
Share capital	24	155,698	154,895
Accumulated earnings		1,266,514	1,031,055
Reserves		37,724	59,375
Total shareholders’ equity		1,459,936	1,245,325
Total liabilities and shareholders’ equity		$5,581,193	$5,921,951

See accompanying notes to the consolidated financial statements

TELESAT CANADA

Consolidated Statements of Cash Flows

For the years ended December 31

(in thousands of Canadian dollars)	Notes	2020	2019	2018
Cash flows from operating activities
Net income (loss)		$245,578	$187,198	$(90,936)
Adjustments to reconcile net income (loss) to cash flows from operating activities
Depreciation		216,885	242,966	224,851
Amortization		17,195	23,277	24,305
Tax (recovery) expense		(4,353)	15,122	61,056
Interest expense		203,760	258,261	237,786
Interest income		(7,668)	(20,268)	(12,415)
(Gain) loss on foreign exchange		(47,605)	(163,840)	259,079
Loss on changes in fair value of financial instruments		13,115	49,672	18,205
Share-based compensation	28	12,500	16,035	29,505
Loss on disposal of assets	7	215	862	353
Loss on refinancing	23	-	151,919	-
Other		(58,784)	(100,078)	(91,580)
Income taxes paid, net of income taxes received	30	(53,443)	(95,455)	(106,308)
Interest paid, net of capitalized interest and interest received	30	(179,972)	(176,112)	(176,417)
Operating assets and liabilities	30	15,018	(13,942)	88,813
Net cash from operating activities		372,441	375,617	466,297
Cash flows used in investing activities
Satellite programs, including capitalized interest		(75,902)	(3,668)	(67,387)
Purchase of property and other equipment		(17,060)	(8,345)	(15,997)
Purchase of intangible assets		(30)	(27,597)	(19,923)
Net cash used in investing activities		(92,992)	(39,610)	(103,307)
Cash flows used in financing activities
Repayment of indebtedness	30	(453,592)	(3,743,465)	(94,951)
Proceeds from indebtedness	30	-	3,786,082	-
Payment of early redemption premium	23	-	(43,940)	-
Payment of debt issue costs	30	-	(28,082)	(10,190)
Payments of principal on lease liabilities	30	(1,793)	(1,252)	(29)
Satellite performance incentive payments	30	(9,031)	(9,644)	(9,037)
Government grant received		14,185	-	-
Dividends paid on Director Voting preferred shares	24	(10)	(20)	-
Net cash used in financing activities		(450,241)	(40,321)	(114,207)

Effect of changes in exchange rates on cash and cash equivalents		(38,052)	(36,897)	40,605

(Decrease) increase in cash and cash equivalents		(208,844)	258,789	289,388
Cash and cash equivalents, beginning of year		1,027,222	768,433	479,045
Cash and cash equivalents, end of year	30	$818,378	$1,027,222	$768,433

See accompanying notes to the consolidated financial statements

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

       1. BACKGROUND OF THE COMPANY

Telesat Canada (the “Company” or “Telesat”) is a Canadian corporation. Telesat is a global satellite operator, providing mission-critical communications solutions to support the requirements of sophisticated satellite users throughout the world. Headquartered in Ottawa, Canada, the Company’s state-of-the-art fleet consists of 15 geostationary satellites and the Canadian payload on ViaSat-1.

  The Company has commenced the development of a constellation of low earth orbit (“LEO”) satellites and integrated terrestrial infrastructure, called “Telesat Lightspeed”. In January 2018, the first LEO satellite was successfully launched into orbit. This Phase 1 LEO satellite has demonstrated certain key features of the Telesat Lightspeed system design, specifically the capability of the satellite and customer terminals to deliver a low latency broadband experience.

  As at December 31, 2020, Loral Space and Communications Inc. (“Loral”) and Canada’s Public Sector Pension Investment Board (“PSP Investments”) indirectly held economic interests in Telesat of approximately 63% and 36%, respectively, with the remaining economic interest held by various individuals. Loral indirectly held a voting interest of 33% on all matters including the election of directors. PSP Investments indirectly held a voting interest of 67% on all matters except for the election of directors, and a 29% voting interest for the election of directors. The remaining voting interest of 38% for the election of directors is held by shareholders of the Company’s Director Voting Preferred Shares.

  Unless the context states or requires otherwise, references herein to the “financial statements” or similar terms refer to the audited consolidated financial statements of Telesat Canada.

  On March 3, 2021, these financial statements were approved by the Audit Committee of the Board of Directors and authorized for issue.

  2. BASIS OF PRESENTATION

  Statement of Compliance

  The consolidated financial statements were prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). The accounting policies described in Note 3 were consistently applied.

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

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
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

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
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

Revenue from a contract to sell consulting services is recognized as follows:

●	Consulting revenue for cost plus contracts is recognized as the approved time and labor is completed by Telesat.

●

Fixed price consulting revenue contracts use an input method to determine the progress towards complete satisfaction of the performance obligation. The input method is measured by comparing actual cost incurred to total cost expected.

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

A significant financing component will only occur in the following circumstances:

●	There is a timing difference between when the control of goods or services is transferred to the customer and when the customer pays for the goods;

●	The timing difference between the customer prepayment and transfer of control of the promised goods and services is in excess of one year; and

●	The primary reason for the prepayment is for financing purposes.

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

3. SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

3. SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Depreciation is calculated using the straight-line method over the respective estimated useful lives of the assets.

Below are the estimated useful lives in years of satellites, property and other equipment as at December 31, 2020.

Years
Satellites	12 to 15
Right-of-use assets	2 to 27
Property and other equipment	3 to 30

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

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

   3. SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

3. SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Below are the estimated useful lives in years of the finite life intangible assets as at December 31, 2020.

Years
Revenue backlog	17
Customer relationships	20 to 21
Customer contracts	15
Concession rights	5 to 15
Transponder rights	16
Patents	18

Impairment of Goodwill and Indefinite Life Intangible Assets

An assessment for impairment of goodwill and indefinite life intangible assets is performed annually, or more frequently whenever events or changes in circumstances indicate that the carrying amounts of these assets are likely to exceed their recoverable amount. Goodwill is tested for impairment at the entity level as this represents the lowest level within the Company at which the goodwill is monitored for internal management purposes, and is not larger than an operating segment. With the exception of trade name, which have not been allocated to any CGU and are tested for impairment at the asset level, indefinite life intangible assets are tested for impairment at the CGU level. In the case of orbital slots, the CGU is based on geography.

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

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     3. SIGNIFICANT ACCOUNTING POLICIES – (continued)

Orbital Slots

In performing the quantitative orbital slot impairment analysis, the Company determines, for each CGU, its fair value less costs of disposal, and its value in use on an annual basis. The higher of these two amounts is determined to be the recoverable amount. To the extent that the recoverable amount is less than the carrying value of the asset, an impairment exists and the asset is written down to its recoverable amount.

The key assumptions used in estimating the recoverable amounts of the orbital slots include assumptions such as:

i)	the market penetration leading to revenue growth;

ii)	the profit margin;

iii)	the duration and profile of the build-up period;

iv)	the estimated start-up costs and losses incurred during the build-up period; and

v)	the discount rate.

Fair value less costs of disposal is the price that would be received to sell the CGU in an orderly transaction between market participants at the measurement date. In order to determine the fair value less costs of disposal, the Company uses either a market or income approach. Under a market approach, the Company measures what an independent third party would pay to purchase the orbital slots by looking to actual market transactions for similar assets. Under an income approach, the fair value is determined to be the sum of the projected discounted cash flows over a discrete period of time in addition to the terminal value.

The value in use amount is the present value of the future cash flows expected to be derived from the CGU. The determination of this amount includes projections of cash inflows from the continuing use of the asset and cash outflows that are required to generate the associated cash inflows. These cash flows are discounted at an appropriate discount rate.

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

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     3. SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

   3. SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

The following accounting policies apply to the subsequent measurement of the Company’s financial assets:

●	Amortized cost: The financial assets are subsequently measured at amortized cost in accordance with the effective interest method. The amortized cost is reduced by any impairment losses; and

●

FVTPL: These financial assets are subsequently measured at fair value with changes in fair value recorded in the consolidated statement of income (loss) as part of loss on changes in fair value of financial instruments.

Financial liabilities are initially measured at fair value. Financial liabilities are classified as amortized cost or FVTPL. Financial liabilities that are classified as amortized cost are measured and recorded at amortized cost in accordance with the effective interest method. Financial liabilities classified as FVTPL are subsequently measured at fair value with changes in fair value recorded in the consolidated statement of income (loss) as part of the loss on changes in fair value of financial instruments.

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

    3. SIGNIFICANT ACCOUNTING POLICIES – (continued)

The Company has used derivative financial instruments to manage its exposure to foreign exchange risk associated with debt denominated in foreign currencies, as well as to reduce its exposure to interest rate risk associated with debt. Currently, the Company does not designate any of its derivative financial instruments as hedging instruments for accounting purposes. All realized and unrealized gains and losses on these derivative financial instruments are recorded in the consolidated statement of income (loss) as part of loss on changes in fair value of financial instruments.

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

Financing Costs

The debt issuance costs related to the Senior Secured Credit Facility, the 6.5% Senior Notes and the 4.875% Senior Secured Notes are included in current and long-term indebtedness and are amortized to interest expense using the effective interest method. All other debt issuance costs are accounted for as short-term and long-term deferred charges and are included in prepaid expenses and other current assets and other long-term assets. The deferred charges are amortized to interest expense on a straight-line basis over the term of the indebtedness to which they relate.

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

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
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

Pension plan assets are valued at fair value. The discount rate is based on the market interest rate of high quality bonds and is consistent with guidance described by Canadian Institute of Actuaries in the December 2020 Revision to the Educational Note on Setting the Accounting Discount Rate Assumption for Pension and Post-employment Benefit Plans. Past service costs arising from plan amendments are recognized immediately to the extent that the benefits are already vested, and otherwise are amortized on a straight-line basis over the average remaining vesting period. A valuation is performed at least every three years to determine the present value of the accrued pension and other retirement benefits.

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

The pension expense for 2020 was determined based on membership data as at December 31, 2018. The accrued benefit obligation as at December 31, 2020 was determined based on the membership data as at December 31, 2019, and extrapolated one year based on December 31, 2020 assumptions. For certain Canadian post-retirement benefits, the expense for 2020 was based on membership and eligibility data as at September 30, 2018 and the accrued benefit obligations as at December 31, 2020 was based on membership data as at September 30, 2018. The accrued benefit obligation for certain American post-retirement benefits as at December 31, 2020 was determined based on membership data as at January 1, 2019, and extrapolated, based on December 31, 2020 assumptions. The most recent valuation of the pension plans for funding purposes was as of December 31, 2019. Valuations will be performed for the pension plans as of December 31, 2020.

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

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

    3. SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
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

Interest rate benchmark reform – Phase 2

In August 2020, the IASB issued amendments to various IFRS standards associated with the ongoing interest rate benchmark reform. The amendments enable entities to reflect the effects of transitioning from benchmark interest rates, such as inter-bank offered rates (“IBOR”) to alternative benchmark interest rates.

The amendments are effective for annual periods beginning on or after January 1, 2021 with early application permitted. The Company is currently evaluating the impact of the Phase 2 of the interest rate benchmark reform on its consolidated financial statements.

4. CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

Critical judgments in applying accounting policies

The following are the critical judgments made in applying the Company’s accounting policies which have the most significant effect on the amounts reported in the financial statements:

Deferred Revenue

The Company’s accounting policy relating to deferred revenue is described in Note 3. Certain of the Company’s revenue agreements were noted to include a significant financing component. Judgment by management is required to determine the discount rate used in the significant financing component calculation.

Lease Liability

The Company’s accounting policy relating to leases is described in Note 3. Judgment by management is required in the determination of the likelihood that the lease renewal periods will be exercised as well as the determination of the incremental borrowing rate.

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
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

The accounting estimates and assumptions critical to the determination of the amounts reported in the financial statements were as follows:

Derivative financial instruments measured at fair value

Derivative financial assets and liabilities measured at fair value were $30.3 million and $18.0 million, respectively, as at December 31, 2020 (December 31, 2019 — $32.8 million and $7.9 million, respectively).

Quoted market values are unavailable for the Company’s financial instruments and, in the absence of an active market, the Company determines fair value for financial instruments based on prevailing market rates (bid and ask prices, as appropriate) for instruments with similar characteristics and risk profiles or internal or external valuation models, such as option pricing models and discounted cash flow analysis, using observable market-based inputs. The determination of fair value is significantly impacted by the assumptions used for the amount and timing of estimated future cash flows and discount rates. As a result, the fair value of financial assets and liabilities and the amount of loss on changes in fair value of financial instruments recorded to net income (loss) could vary.

Impairment of goodwill

Goodwill represented $2,446.6 million of total assets as at December 31, 2020 and 2019. Determining whether goodwill is impaired using a quantitative approach requires an estimation of the Company’s value which requires management to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, tax rates and annual growth rates. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

  4. CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES – (continued)

Impairment of intangible assets

Intangible assets represented $779.2 million of total assets as at December 31, 2020 (December 31, 2019 — $802.8 million). Impairment of intangible assets is tested annually or more frequently if indicators of impairment or reversal of a prior impairment loss exist. If a quantitative impairment analysis is required, it would require the Company to estimate the future cash flows expected to arise from operations and to make assumptions regarding economic factors, discount rates, tax rates and annual growth rates. Significant judgments are made in establishing these assumptions. Actual operating results and the related cash flows of the Company could differ from the estimates used for the impairment analysis.

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

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

    5. SEGMENT INFORMATION

Telesat operates in a single operating segment, in which it provides satellite-based services to its broadcast, enterprise and consulting customers around the world.

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

Revenue derived from the above services were as follows:

Years ended December 31,	2020	2019	2018
Broadcast	$411,407	$444,478	$455,125
Enterprise	389,696	444,732	428,226
Consulting and other	19,365	21,683	19,581
Revenue	$820,468	$910,893	$902,932

Equipment sales included within the various services were as follows:

Years ended December 31,	2020	2019	2018
Broadcast	$1,300	$233	$315
Enterprise	13,693	8,323	23,639
Total equipment sales	$14,993	$8,556	$23,954

Geographic Information

Revenue by geographic regions was based on the point of origin of the revenue, which was the destination of the billing invoice, and was allocated as follows:

Years ended December 31,	2020	2019	2018
Canada	$362,939	$395,235	$417,692
United States	307,433	329,634	318,779
Europe, Middle East & Africa	44,710	50,911	61,317
Latin America & Caribbean	64,024	73,120	75,011
Asia & Australia	41,362	61,993	30,133
Revenue	$820,468	$910,893	$902,932

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

 5. SEGMENT INFORMATION – (continued)

For disclosure purposes, the satellites and the intangible assets have been classified based on ownership. Satellites, property and other equipment and intangible assets by geographic regions were allocated as follows:

As at December 31,	2020	2019
Canada	$624,303	$682,518
Europe, Middle East & Africa	619,959	685,562
United States	71,659	88,360
All others	2,605	2,493
Satellites, property and other equipment	$1,318,526	$1,458,933

As at December 31,	2020	2019
Canada	$718,880	$733,880
United States	38,448	39,395
Latin America & Caribbean	15,114	21,908
All others	6,748	7,608
Intangible assets	$779,190	$802,791

Other long-term assets by geographic regions were allocated as follows:

As at December 31	2020	2019
Canada	$9,470	$7,624
Europe, Middle East & Africa	452	640
Other long-term assets	$9,922	$8,264

Goodwill was not allocated to geographic regions.

Major Customers

For the year ended December 31, 2020, there were two significant customers (for the years ended December 31, 2019 and 2018 – three customers) each representing more than 10% of consolidated revenue.

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     6. OPERATING EXPENSES

Years ended December 31,	2020	2019	2018
Compensation and employee benefits(a)	$89,882	$87,943	$98,350
Other operating expenses(b)	57,622	40,332	45,596
Cost of sales(c)	33,370	37,224	41,881
Operating expenses	$180,874	$165,499	$185,827

(a)	Compensation and employee benefits included salaries, bonuses, commissions, post-employment benefits and charges arising from share-based compensation.

(b)

Other operating expenses included general and administrative expenses, marketing expenses, in-orbit insurance expenses, professional fees and facility costs. The balance for the year ended December 31, 2020 included $1.9 million of leases not capitalized due to exemptions and variable lease payments not included in the measurement of the leases liabilities (December 31, 2019 - $1.7 million).

(c)	Cost of sales included the cost of third-party satellite capacity, the cost of equipment sales and other costs directly attributable to fulfilling the Company’s obligations under customer contracts.

7. OTHER OPERATING (LOSSES) GAINS, NET

Years ended December 31,	2020	2019	2018
Loss on disposal of assets	$(215)	$(862)	$(353)
Other	—	—	1,096
Other operating (losses) gains, net	$(215)	$(862)	$743

8. INTEREST EXPENSE

Years ended December 31,	2020	2019	2018
Interest on indebtedness	$164,253	$239,805	$231,015
Interest on derivative instruments	11,625	(13,191)	(7,105)
Interest on satellite performance incentive payments	2,930	3,536	4,134
Interest on significant financing component	22,434	25,484	27,374
Interest on employee benefit plans (Note 29)	1,169	1,339	1,488
Interest on leases	1,349	1,288	—
Capitalized interest (Note 15)	—	—	(19,120)
Interest expense	$203,760	$258,261	$237,786

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

    9. INCOME TAXES

Years ended December 31,	2020	2019	2018
Current tax expense	$77,138	$71,202	$98,841
Deferred tax recovery	(81,491)	(56,080)	(37,785)
Tax (recovery) expense	$(4,353)	$15,122	$61,056

A reconciliation of the statutory income tax rate, which is a composite of Canadian federal and provincial rates, to the effective income tax rate was as follows:

Year ended December 31,	2020	2019	2018
Income (loss) before tax	$241,225	$202,320	$(29,880)
Multiplied by the statutory income tax rates	26.46%	26.56%	26.59%
	63,828	53,736	(7,945)
Income tax recorded at rates different from the Canadian tax rate	(22,875)	(13,017)	(10,823)
Permanent differences	1,548	(6,760)	50,458
Effect on deferred tax balances due to changes in income tax rates	(885)	(2,829)	(427)
Effect of temporary differences not recognized as deferred tax assets	(43,941)	(16,681)	35,416
Previously unrecognized tax losses and credits	—	—	(6,110)
Change in estimates related to prior period(1)	(1,467)	(311)	—
Other(1)	(561)	984	487
Tax (recovery) expense	$(4,353)	$15,122	$61,056
Effective income tax rate	(1.80)%	7.47%	(204.34)%

(1)	Certain comparative figures have been reclassified to conform to the current year presentation.

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

   9. INCOME TAXES – (continued)

The tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and the amounts used for tax purposes are presented below:

As at December 31,	2020	2019
Deferred tax assets
Foreign tax credits	$6,558	$5,710
Corporate interest restriction	—	11,393
Financing charges	12,004	17,152
Deferred revenue	11,127	13,071
Loss carry forwards	29,715	29,351
Employee benefits	12,438	8,282
Reserves	1,222	—
Other	2,531	2,209
Total deferred tax assets	$75,595	$87,168

As at December 31,	2020	2019
Deferred tax liabilities
Capital assets	$(149,214)	$(178,317)
Intangible assets	(158,957)	(237,269)
Unrealized foreign exchange gains	(13,405)	(7,932)
Total deferred tax liabilities	$(321,576)	$(423,518)
Deferred tax liabilities, net	$(245,981)	$(336,350)

Deferred income tax assets of $79.9 million (December 31, 2019 ‒ $12.4 million) on the balance sheet relates to Canada and Brazil tax jurisdictions (December 31, 2019 ‒ United Kingdom and Canada tax jurisdictions).

  Temporary differences, tax losses and tax credits

  Foreign tax credit

  The Company has Canadian foreign tax credits of $9.5 million which may only be used to offset taxes payable, of which $6.5 million has been recognized. The credits are due to expire between 2023 and 2030.

  The Company has United Kingdom foreign tax credits of $4.6 million which have no expiry. No deferred tax asset has been recognized in respect of these foreign tax credits.

  Loss carry forwards and deductible temporary differences.

  The Company has tax losses in Canada of $22.4 million which expire in 2040 for which a deferred tax asset of $5.9 million has been recognized. The Company also has $1.2 million of deductible temporary differences for which no deferred tax asset has been recognized.

  The Company has tax losses in the United Kingdom of $122.5 million that can be carried forward indefinitely, subject to restrictions on their utilization. The use of the losses is limited to 50% of taxable income generated in a carry forward year. Notwithstanding, the Company will be entitled to a GBP 5 million annual allowance of unrestricted taxable income not subject to the 50% limitation. A deferred tax asset of $23.3 million has been recognized in respect of the losses. The Company also has $130.8 million of unused interest deductions in the United Kingdom that can be carried forward indefinitely. No deferred tax asset has been recognized in respect of these unused interest deductions.

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

 9. INCOME TAXES – (continued)

The Company has tax losses of $2.0 million in the United States, that can be carried forward indefinitely subject to restrictions on their utilization. The use of the losses is limited to 80% of taxable income generated in a carry forward year. No deferred tax asset has been recognized in respect of the losses.

The Company has tax losses of $1.5 million in Brazil that can be carried forward indefinitely, subject to restrictions on their utilization. The use of the losses is limited to 30% of taxable income generated in a carry forward year. As of December 31, 2020, the Company has cumulative pre-tax income for the last three years and expectation of future income in Brazil, demonstrating sufficient positive evidence to conclude that it is probable that future taxable profit will be available against which the unused tax losses can be utilized. A deferred tax asset of $0.5 million has been recognized in respect of the losses.

Investments in subsidiaries

As at December 31, 2020, the Company had temporary differences of $11.2 million associated with investments in subsidiaries for which no deferred tax liabilities have been recognized, as the Company is able to control the timing of the reversal of these temporary differences and it is not probable that these differences will reverse in the foreseeable future.

10. TRADE AND OTHER RECEIVABLES

As at December 31,	2020	2019
Trade receivables	$47,368	$53,893
Less: Allowance for doubtful accounts	(7,257)	(1,779)
Net trade receivables	40,111	52,114
Other receivables	11,817	11,948
Trade and other receivables	$51,928	$64,062

Allowance for doubtful accounts

The movement in the allowance for doubtful accounts was as follows:

Years ended December 31,	2020	2019
Allowance for doubtful accounts, beginning of year	$1,779	$5,136
Provisions for impaired receivables	6,069	604
Receivables written off	(146)	(4,899)
Impact of foreign exchange	(445)	938
Allowance for doubtful accounts, end of year	$7,257	$1,779

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     11. OTHER CURRENT FINANCIAL ASSETS

As at December 31,	2020	2019
Security deposits	$448	$210
Other current financial assets	$448	$210

12. PREPAID EXPENSES AND OTHER CURRENT ASSETS

As at December 31,	2020	2019
Prepaid expenses	$5,942	$12,896
Income tax recoverable	3,116	26,730
Inventory(a)	5,224	3,556
Deferred charges(b)	278	307
Other	8,301	235
Prepaid expenses and other current assets	$22,861	$43,724

(a)

As at December 31, 2020, inventory consisted of $1.2 million of finished goods (December 31, 2019 — $1.4 million) and $4.1 million of work in process (December 31, 2019 — $2.2 million). During the year, $10.4 million was recognized as cost of equipment sales and recorded as an operating expense (December 31, 2019 — $7.0 million, December 31, 2018 — $17.7 million).

(b)	Deferred charges included deferred financing charges relating to the Revolving Credit Facility.

13. OTHER LONG-TERM FINANCIAL ASSETS

As at December 31,	2020	2019
Long-term receivables	$17,298	$18,932
Security deposits	5,861	5,977
Derivative assets (Note 27)	30,266	32,821
Other long-term financial assets	$53,425	$57,730

14. OTHER LONG-TERM ASSETS

As at December 31,	2020	2019
Prepaid expenses	$452	$640
Deferred charges (Note 12)	775	1,039
Income tax recoverable	8,418	6,283
Other	277	302
Other long-term assets	$9,922	$8,264

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

  15. SATELLITES, PROPERTY AND OTHER EQUIPMENT

	Satellites	Property and other equipment	Right-of-use assets(1)	Assets under construction	Total
Cost as at January 1, 2019	$3,669,570	$255,055	$—	$11,137	$3,935,762
Cumulative effect adjustment(3)	—	(474)	26,732	—	26,258
Additions	—	797	2,798	7,843	11,438
Disposals/retirements	(77,322)	(7,306)	(104)	—	(84,732)
Reclassifications and transfers from assets under construction	—	7,652	—	(7,652)	—
Impact of foreign exchange	(39,133)	(1,486)	(285)	(153)	(41,057)
Cost as at December 31, 2019	3,553,115	254,238	29,141	11,175	3,847,669
Additions(2)	—	1,635	6,813	87,444	95,892
Disposals/retirements	(93,755)	(3,285)	—	—	(97,040)
Reclassifications and transfers from assets under construction	—	4,463	—	(4,463)	—
Impact of foreign exchange	(16,028)	(1,259)	(438)	(4,402)	(22,127)
Cost as at December 31, 2020	$3,443,332	$255,792	$35,516	$89,754	$3,824,394
Accumulated depreciation and impairment as at January 1, 2019	$(2,072,796)	$(159,927)	$—	$—	$(2,232,723)
Cumulative effect adjustment(3)	—	92	—	—	92
Depreciation	(225,675)	(14,890)	(2,401)	—	(242,966)
Disposals/retirements	77,322	6,379	—	—	83,701
Impact of foreign exchange	2,328	798	34	—	3,160
Accumulated depreciation and impairment as at December 31, 2019	(2,218,821)	(167,548)	(2,367)	—	(2,388,736)
Depreciation	(200,041)	(13,644)	(3,200)	—	(216,885)
Disposals/retirements	93,755	3,007	—	—	96,762
Impact of foreign exchange	2,178	705	108	—	2,991
Accumulated depreciation and impairment as at December 31, 2020	$(2,322,929)	$(177,480)	$(5,459)	$—	$(2,505,868)
Net carrying values
As at December 31, 2019	$1,334,294	$86,690	$26,774	$11,175	$1,458,933
As at December 31, 2020	$1,120,403	$78,312	$30,057	$89,754	$1,318,526

(1)	Right-of-use assets consisted primarily of property leases.

(2)	Additions for assets under construction are net of a reduction related to the government grant of $8.0 million.

(3)	Relates to the recognition of the right-of-use assets in connection with the implementation of IFRS 16, Leases as at January 1, 2019.

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     15. SATELLITES, PROPERTY AND OTHER EQUIPMENT – (continued)

Certain leases which were signed were not capitalized as at December 31, 2020. Based upon the assessed lease term, the expected undiscounted cash flows totaled $10.3 million (December 31, 2019 – $10.8 million).

Substantially all of the Company’s satellites, property and other equipment have been pledged as security as a requirement of the Company’s Senior Secured Credit Facilities and Senior Secured Notes as at December 31, 2020 (Note 23).

Borrowing costs

For the year ended December 31, 2020 and 2019 there were no borrowing costs capitalized.

For the year ended December 31, 2018, borrowing costs of $19.1 million were capitalized with 7% as the average capitalization rate. Borrowing costs of $0.4 million were capitalized to intangible assets with the remaining balance capitalized to satellites, property and other equipment.

Impairment

No impairment was recognized for the years ended December 31, 2020, 2019 and 2018.

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

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

    16. INTANGIBLE ASSETS

The intangible assets are split between assets with finite and indefinite lives.

The indefinite life intangible assets are summarized below.

	Orbital slots	Trade name	Intellectual property	Total indefinite life intangible assets
Cost as at January 1, 2019	$609,995	$17,000	$47,049	$674,044
Additions(1)	—	—	20,137	20,137
Disposals/retirements	—	—	—	—
Impact of foreign exchange	(1,974)	—	(1,364)	(3,338)
Cost as at December 31, 2019 and January 1, 2020	608,021	17,000	65,822	690,843
Additions	—	—	5	5
Disposals/retirements	—	—	(229)	(229)
Impact of foreign exchange	(808)	—	(757)	(1,565)
Cost as at December 31, 2020	$607,213	$17,000	$64,841	$689,054
Accumulated impairment as at January 1, 2019	$(1,100)	$—	$—	$(1,100)
Impairment	—	—	—	—
Accumulated impairment as at December 31, 2019 and January 1, 2020	(1,100)	—	—	(1,100)
Impairment	—	—	—	—
Accumulated impairment as at December 31, 2020	$(1,100)	$—	$—	$(1,100)
Net carrying values
As at December 31, 2019	$606,921	$17,000	$65,822	$689,743
As at December 31, 2020	$606,113	$17,000	$64,841	$687,954

(1)	Additions for intellectual property for 2019 are net of a reduction related to the government grant of $3.3 million.

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

  16. INTANGIBLE ASSETS – (continued)

The finite life intangible assets are summarized below.

	Revenue backlog	Customer relationships	Customer contracts	Transponder rights	Concession rights	Other	Total finite life intangible assets
Cost as at January 1, 2019	$235,955	$198,727	$23,142	$16,718	$32,874	$59	$507,475
Additions	—	—	—	—	162	—	162
Disposals/retirements	(11,051)	—	(10,284)	—	(290)	—	(21,625)
Impact of foreign exchange	(1,240)	(251)	—	—	(2,598)	—	(4,089)
Cost as at December 31, 2019 and January 1, 2020	223,664	198,476	12,858	16,718	30,148	59	481,923
Additions	—	—	—	—	24	—	24
Disposals/retirements	—	(3,943)	(240)	—	—	—	(4,183)
Impact of foreign exchange	—	12	—	—	(7,258)	—	(7,246)
Cost as at December 31, 2020	$223,664	$194,545	$12,618	$16,718	$22,914	$59	$470,518
Accumulated amortization and impairment as at January 1, 2019	$(207,770)	$(130,564)	$(12,116)	$(11,866)	$(6,912)	$(37)	$(369,265)
Amortization	(7,291)	(7,495)	(5,119)	(1,078)	(2,291)	(3)	(23,277)
Disposals/retirements	11,051	—	10,284	—	234	—	21,569
Impact of foreign exchange	1,227	142	—	—	729	—	2,098
Accumulated amortization and impairment as at December 31, 2019 and January 1, 2020	(202,783)	(137,917)	(6,951)	(12,944)	(8,240)	(40)	(368,875)
Amortization	(6,198)	(6,847)	(834)	(1,078)	(2,235)	(3)	(17,195)
Disposals/retirements	—	3,943	240	—	—	—	4,183
Impact of foreign exchange	—	(70)	—	—	2,675	—	2,605
Accumulated amortization and impairment as at December 31, 2020	$(208,981)	$(140,891)	$(7,545)	$(14,022)	$(7,800)	$(43)	$(379,282)
Net carrying values
As at December 31, 2019	$20,881	$60,559	$5,907	$3,774	$21,908	$19	$113,048
As at December 31, 2020	$14,683	$53,654	$5,073	$2,696	$15,114	$16	$91,236

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     16. INTANGIBLE ASSETS – (continued)

The total combined indefinite and finite life intangible assets are summarized below.

	As at December 31, 2020			As at December 31, 2019
	Cost	Accumulated amortization and impairment	Net carrying value	Cost	Accumulated amortization and impairment	Net carrying value
Indefinite life intangibles	$689,054	$(1,100)	$687,954	$690,843	$(1,100)	$689,743
Finite life intangibles	470,518	(379,282)	91,236	481,923	(368,875)	113,048
Total intangibles	$1,159,572	$(380,382)	$779,190	$1,172,766	$(369,975)	$802,791

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

The Company’s intellectual property relates to development relating to its planned Telesat Lightspeed Constellation. It has been assigned an indefinite life because of anticipated ongoing future use.

The following are the remaining useful lives of the intangible assets:

Years
Revenue backlog	4
Customer relationships	6 to 8
Customer contracts	6
Transponder rights	2
Concession rights	2 to 11
Patent	5

All of the Company’s intangible assets, excluding the intangible assets held in an unrestricted subsidiary, have been pledged as security as a requirement of the Company’s Senior Secured Credit Facilities and 4.875% Senior Secured Notes (Note 23).

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

   16. INTANGIBLE ASSETS – (continued)

Impairment

Finite life intangible assets are assessed for impairment at the Company’s CGU level. With the exception of trade name, which is tested for impairment at the asset level, the indefinite life intangible assets are tested for impairment at the individual CGU level. The annual impairment tests for these assets were performed in the fourth quarters of 2020, 2019 and 2018 in accordance with the policy described in Note 3.

No impairment loss was recognized in the years ended December 31, 2020, 2019 and 2018.

In 2020, the recoverable amount, for indefinite life intangible assets using the income approach, for both the value in use and fair value less cost of disposal, were calculated using discount rates ranging from 8.0% to 15.0%.

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

Impairment

Goodwill is tested for impairment at the entity level because that represents the lowest level at which goodwill supports the Company’s operations and is monitored internally. The annual impairment test on goodwill was performed in the fourth quarters of 2020, 2019, and 2018 in accordance with the policy described in Note 3.

 In 2020 and 2019, a quantitative assessment of goodwill was performed. The Company’s recoverable amount exceeded the carrying value therefore, no impairment was recognized.

The most significant assumptions used in the quantitative impairment test for 2020 and 2019 were as follows:

●	Market multiples;

●	Discount rate; and

●	Terminal year growth rate.

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     17. GOODWILL – (continued)

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

18. TRADE AND OTHER PAYABLES

As at December 31,	2020	2019
Trade payables	$5,393	$4,561
Other payables and accrued liabilities(a)	24,698	21,686
Trade and other payables	$30,091	$26,247

(a)	Other payables and accrued liabilities included payables that are not trade in nature as well as various operating and capital accruals.

19. OTHER CURRENT FINANCIAL LIABILITIES

As at December 31,	2020	2019
Derivative liabilities (Note 27)	$12,581	$3,206
Security deposits	1,141	1,277
Satellite performance incentive payments	7,996	9,608
Interest payable(a)	12,046	20,563
Other	2,116	3,627
Other current financial liabilities	$35,880	$38,281

(a)	Interest payable included interest payable on indebtedness, satellite performance incentive payments, and other current financial liabilities.

20. OTHER CURRENT LIABILITIES

As at December 31,	2020	2019
Deferred revenue (Note 22)	$81,759	$65,704
Decommissioning liabilities (Note 22)	790	826
Uncertain tax positions	1,315	1,315
Income taxes payable	7,326	118
Lease liabilities	2,131	1,866
Other	2,834	2,486
Other current liabilities	$96,155	$72,315

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     21. OTHER LONG-TERM FINANCIAL LIABILITIES

As at December 31,	2020	2019
Derivative liabilities (Note 27)	$5,448	$4,710
Security deposits	473	458
Satellite performance incentive payments	29,578	37,343
Other long-term financial liabilities	$35,499	$42,511

22. OTHER LONG-TERM LIABILITIES

As at December 31,	2020	2019
Deferred revenue(b)	$332,363	$374,642
Accrued benefit liabilities (Note 29)	47,984	32,074
Uncertain tax positions	175	175
Decommissioning liabilities(a)	3,145	2,104
Lease liabilities(c)	26,920	26,716
Other long-term liabilities	$410,587	$435,711

(a)

The current and long-term decommissioning liabilities on property and equipment were $3.9 million (December 31, 2019 — $2.9 million). The decommissioning liabilities are for the restoration of leased buildings and teleports. During the year ended December 31, 2020, $0.1 million was recorded as interest expense (December 31, 2019 - $0.1 million) with no decommissioning liabilities derecognized (December 31, 2019 - $0.2 million). It is expected that the decommissioning liabilities will mature between 2021 and 2062.

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

The Company expects the backlog as at December 31, 2020 to be recognized as follows (in millions of Canadian dollars):

2021	2022	2023	2024	2025	Thereafter	Total
$642	$518	$435	$305	$217	$569	$2,686

(c)	The expected undiscounted contractual cash flows of the lease liabilities as at December 31, 2020 were as follows:

2021	2022	2023	2024	2025	Thereafter	Total
$3,388	$3,032	$2,981	$2,795	$2,518	$27,840	$42,554

The undiscounted contractual cash flows included $13.3 million of interest payments

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     23. INDEBTEDNESS

As at December 31,	2020	2019
Senior Secured Credit Facilities(a)
Revolving Credit Facility	$—	$—
Term Loan B – U.S. Facility (December 31, 2020 – US$1,552,815, December 31, 2019 – US$1,908,500)	1,975,957	2,479,142
Senior Notes (US$550,000)(b)	699,875	714,450
Senior Secured Notes (US$400,000)(c)	509,000	519,600
	3,184,832	3,713,192
Less: deferred financing costs and prepayment options(d)	2,320	(393)
	3,187,152	3,712,799
Less: current indebtedness	—	(24,408)
Long-term indebtedness	$3,187,152	$3,688,391

On October 11, 2019, Telesat Canada issued, through a private placement, US$550 million of Senior Notes at an interest rate of 6.5%, which mature in October 2027. Debt issue costs of $7.4 million were incurred in connection with the issuance of the Senior Notes. The Senior Notes are structurally subordinated to Telesat Canada’s existing and future secured indebtedness, including obligations under its Senior Secured Credit Facilities and Senior Secured Notes. The Senior Notes are governed by the 6.5% Senior Notes Indenture. With the proceeds from the 6.5% Senior Notes offering, along with available cash on hand, all outstanding amounts, including redemption premium and discounted interest to November 15, 2019, were repaid on October 11, 2019, on the US$500 million 8.875% Senior Notes.

On December 6, 2019, Telesat Canada entered into a new amended and restated Credit Agreement with a syndicate of banks which provides for the extension of credit under the Senior Secured Credit Facilities of US$1,908.5 million and revolving credit borrowings up to US$200.0 million (or Canadian dollar equivalent). The term loan facility matures in December 2026 while the revolving credit facility matures in December 2024. Debt issue costs of $16.0 million were incurred in connection with this amendment, inclusive of $1.3 million relating to the revolving credit facility. All obligations under the Credit Agreement are guaranteed by the Company and certain of Telesat Canada’s existing subsidiaries (“Guarantors”). The obligations under the Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by first priority liens and security interest in the assets of Telesat Canada and the Guarantors. If the Revolving Credit Facility is drawn by more than 35% of the Credit Facility amount, the Credit Agreement requires Telesat Canada to comply with a first lien net leverage ratio of 5.75:1.00, tested quarterly, and failure to comply will result in an event of default. The Credit Agreement contains total leverage ratio covenants that restrict, with certain exceptions, the ability of Telesat Canada and the Guarantors to take specified actions, including, among other things and subject to certain significant exceptions: creating liens, incurring indebtedness, making investments, engaging in mergers, selling property, paying dividends, entering into sale-leaseback transactions, creating subsidiaries, repaying subordinated debt or amending organizational documents. As at December 31, 2020, the leverage ratio was 4.44:1.00, which is less than the maximum test ratio of 4.50:1.00 (December 31, 2019 – 4.63:1.00, which was more than the maximum test ratio of 4.50:1.00).

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

   23. INDEBTEDNESS – (continued)

On December 6, 2019, Telesat Canada issued, through private placement, US$400 million of Senior Secured Notes, at an interest rate of 4.875%, which mature in June 2027. Debt issue costs of $6.6 million were incurred in connection with the issuance of the Senior Secured Notes. The Senior Secured Notes are guaranteed by the Company and certain Guarantors. The Senior Secured Notes are governed by the 4.875% Senior Secured Notes Indenture. The obligations under the Senior Secured Notes Indenture are secured, subject to certain exceptions, by first priority liens and security interest in the assets of Telesat Canada and the Guarantors. The Senior Secured Notes include covenants or terms that restricts the Company’s ability to, among other things: (i) incur or guarantee additional indebtedness, or issue disqualified stock or preferred shares, (ii) incur liens, (iii) pay dividends, or make certain restricted payments or investments, (iv) enter into certain transactions with affiliates, (v) modify or cancel satellite insurance, (vi) consolidate, merge, sell or otherwise dispose of substantially all assets, (vii) create restrictions on the ability to pay dividends, make loans, and sell assets, and (viii) designate subsidiaries as unrestricted subsidiaries.

The former senior secured credit facilities was fully repaid on December 6, 2019 from the new amended and restated Credit Agreement in the amount of US$1,908.5 million and the US$400 million 4.875% Senior Secured Notes.

In December 2020, the Company made a US$341.4 million prepayment on the Term Loan B – U.S. Facility. The prepayment was applied to all mandatory future quarterly principal repayments, with the remaining balance of the prepayment being applied towards the principal amount outstanding on maturity. The prepayment resulted in the recognition of a loss of $2.3 million, which was recorded against interest and other income and indebtedness. The loss recorded against the indebtedness is subsequently amortized to interest expense using the effective interest method.

(a)

The Senior Secured Credit Facilities, which were entered into on December 6, 2019, are secured by substantially all of Telesat’s assets. The Credit Agreement requires Telesat Canada and the Guarantors to comply with a First Lien Net Leverage Ratio if the Revolving Credit Facility is drawn by more than 35% of the Credit Facility amount. As at December 31, 2020 and 2019, Telesat was in compliance with this covenant.

The Senior Secured Credit Facilities, have two tranches which are described below:

(i)

A Revolving Credit Facility (“Revolving Facility”) of up to $200.0 million U.S. dollars (or Canadian dollar equivalent) is available to Telesat maturing in December 2024. This Revolving Facility is available to be drawn at any time in U.S. funds or Canadian dollar equivalent funds. Loans under the Revolving Facility bear interest at a floating interest rate. For Canadian Prime Rate and Alternative Base Rate (“ABR”) loans, an applicable margin ranging from 0.75% to 1.25% is applied to the Prime Rate and ABR as these interest rates are defined in the Senior Credit Facilities. For Bankers Acceptance (“BA”) Loans and Eurodollar Loans, an applicable margin ranging from 1.75% to 2.25% is applied to either the BA interest rate or LIBOR. The rates on the Revolving Facility vary depending upon the results of the first lien leverage ratio. The Revolving Facility has an unused commitment fee that ranges from 25.0 to 37.5 basis points per annum, depending upon the result of the total leverage ratio. As at December 31, 2020, other than $0.2 million (December 31, 2019 - $0.1 million) in drawings related to letters of credit, there were no borrowings under this facility.

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     23. INDEBTEDNESS – (continued)

(ii)

The U.S. TLB Facility is a US$1,908.5 million facility maturing in December 2026. The borrowings under the U.S. TLB Facility bear interest at a floating rate of either: (i) LIBOR as periodically determined for interest rate periods selected by Telesat in accordance with the terms of the Senior Secured Credit Facilities, plus an applicable margin of 2.75%; or (ii) Alternative Base Rate as determined in accordance with the terms of the Senior Secured Credit Facilities plus an applicable margin of 1.75%. The mandatory principal repayment is equal to 0.25% of the original aggregate principal amount, payable on the last day of each quarter, commencing on March 31, 2020. As a result of the prepayment made in December 2020, mandatory quarterly principal repayments will no longer be required. The weighted average effective interest rate for the year ended December 31, 2020 was 3.63% (25-day period ended December 31, 2019 – 4.73%).

(b)

The Senior Notes bear interest at an annual rate of 6.5% with interest payments payable in April and October, annually, commencing in April 2020. The Senior Notes are due in October 2027 and were entered into on October 11, 2019. The total balance of the Senior Notes is US$550.0 million. The Senior Notes include covenants or terms that restrict the Company’s ability to, among other things: (i) incur or guarantee additional indebtedness, or issue disqualified stock or preferred shares, (ii) incur liens, (iii) pay dividends, or make certain restricted payments or investments, (iv) enter into certain transactions with affiliates, (v) modify or cancel satellite insurance, (vi) consolidate, merge, sell or otherwise dispose of substantially all assets, (vii) create restrictions on the ability to pay dividends, make loans, and sell assets, and (viii) designate subsidiaries as unrestricted subsidiaries. The weighted average effective interest rate for the year ended December 31, 2020 was 6.27% (81-day period ended December 31, 2019 - 6.27%).

(c)

The Senior Secured Notes bear interest at an annual rate of 4.875% with interest payable on June 1 and December 1, annually, commencing in June 2020. The Senior Secured Notes are due in June 2027 and were entered into on December 6, 2019. The total balance of the Senior Secured Notes is US$400.0 million. The Senior Secured Notes are secured, subject to certain exceptions, by the assets of Telesat Canada and the Guarantors. The Senior Secured Notes include covenants or terms that restrict the Company’s ability to, among other things: (i) incur or guarantee additional indebtedness, or issue disqualified stock or preferred shares, (ii) incur liens, (iii) pay dividends, or make certain restricted payments or investments, (iv) enter into certain transactions with affiliates, (v) modify or cancel satellite insurance, (vi) consolidate, merge, sell or otherwise dispose of substantially all assets, (vii) create restrictions on the ability to pay dividends, make loans, and sell assets, and (viii) designate subsidiaries as unrestricted subsidiaries. The weighted average effective interest rate for the year ended December 31, 2020 was 4.76% (25-day period ended December 31, 2019 - 4.76%).

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     23. INDEBTEDNESS – (continued)

(d)	The Senior Secured Credit Facilities, Senior Notes and Senior Secured Notes included the following deferred financing costs and prepayment options:

(i)

The U.S. TLB Facility, Senior Notes and Senior Secured Notes were presented on the balance sheet net of related deferred financing costs of $24.9 million as at December 31, 2020 (December 31, 2019 - $28.3 million). The deferred financing costs are amortized using the effective interest method.

(ii)	The U.S. TLB Facility was presented on the balance sheet net of the loss on repayment of $2.3 million as at December 31, 2020 (December 31, 2019 - $Nil).

(iii)

The indenture agreement for the Senior Notes contained provisions for certain prepayment options (Note 27) which were fair valued at the time of debt issuance. The initial fair value impact, as at October 11, 2019, of the prepayment option related to the Senior Notes was a $17.8 million increase to the indebtedness. This liability is subsequently amortized using the effective interest method and had a carrying amount of $15.7 million as at December 31, 2020 (December 31, 2019 - $17.4 million).

(iv)

The indenture agreement for the Senior Secured Notes contained provisions for certain prepayment options (Note 27) which were fair valued at the time of debt issuance. The initial fair value impact, as at December 6, 2019, of the prepayment option related to the Senior Secured Notes was a $10.6 million increase to the indebtedness. This liability is subsequently amortized using the effective interest method and had a carrying amount of $9.3 million as at December 31, 2020 (December 31, 2019 - $10.5 million).

The short-term and long-term portions of deferred financing costs, prepayment options and loss on repayment were as follows:

As at December 31,	2020	2019
Short-term deferred financing costs	$—	$3,385
Long-term deferred financing costs	24,888	24,934
	$24,888	$28,319
Short-term prepayment options	$—	$(3,001)
Long-term prepayment options	(24,925)	(24,925)
	$(24,925)	$(27,926)
Short-term loss on repayment	$—	$—
Long-term loss on repayment	(2,283)	—
	$(2,283)	$—
Deferred financing costs, prepayment options and loss on repayment	$(2,320)	$393

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     24. SHARE CAPITAL

The number of shares and stated value of the outstanding shares were as follows:

	2020		2019
As at December 31,	Number of shares	Stated value	Number of shares	Stated value
Common Shares	74,252,460	$26,580	74,252,460	$26,580
Voting Participating Preferred Shares	7,034,444	48,246	7,034,444	48,246
Non-Voting Participating Preferred Shares	38,508,117	80,862	38,477,137	80,059
Director Voting Preferred Shares	1,000	10	1,000	10
Share capital		$155,698		$154,895

In November 2020, December 2019 and February 2019 dividends were declared and paid on the Director Voting Preferred Shares.

In June 2018, 95,363 stock appreciation rights (“SARS”) were exercised for 39,488 Non-Voting Participating Preferred Shares, on a net settlement basis.

In January 2019, 40,269 SARS were exercised for 14,846 Non-Voting Participating Preferred Shares, on a net settlement basis.

In December 2019, 66,667 restricted share units (“RSUs”) were settled in exchange for 30,980 Non-Voting Participating Preferred Shares, on a net settlement basis.

In December 2020, 66,667 RSUs were settled in exchange for 30,980 Non-Voting Participating Preferred Shares, on a net settlement basis.

There were no changes to the rights, privileges or conditions associated to each class of shares.

The authorized share capital of the Company is comprised of: (i) an unlimited number of Common Shares, Voting Participating Preferred Shares, Non-Voting Participating Preferred Shares, Redeemable Common Shares, and Redeemable Non-Voting Participating Preferred Shares, (ii) 1,000 Director Voting Preferred Shares, and (iii) 325,000 Senior Preferred Shares. None of the Redeemable Common Shares, Redeemable Non-Voting Participating Preferred Shares or Senior Preferred Shares have been issued as at December 31, 2020 or 2019. The Company’s share-based compensation plans have authorized the grant of up to 17,495,233 options to purchase Non-Voting Participating Preferred Shares combined with authorizing 200,000 restricted share units expected to be settled in Non-Voting Participating Preferred Shares (Note 28).

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     24. SHARE CAPITAL – (continued)

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

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
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

25. GOVERNMENT GRANT

In May 2019, Telesat entered into an agreement for a non-refundable government contribution of a value up to $85 million to July 31, 2023 relating to the Telesat Lightspeed Constellation.

For the year ended December 31, 2020, the Company recorded $12.0 million relating to the agreement (December 31, 2019 - $5.0 million).

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     26. CAPITAL DISCLOSURES

Telesat is a privately held company. The Company’s financial strategy is designed to maintain compliance with the financial covenant under its Senior Secured Credit Facilities (Note 23), and to maximize returns to its shareholders and other stakeholders. The Company meets these objectives through regular monitoring of the financial covenant and operating results on a quarterly basis. The Company’s overall financial strategy remains unchanged from 2019.

The Company defines its capital as shareholders’ equity (comprising issued share capital, accumulated earnings and excluding reserves) and debt financing (comprising indebtedness and excluding deferred financing costs and prepayment options and loss on repayment as defined in Note 23).

The Company’s capital at the end of the year was as follows:

As at December 31,	2020	2019
Shareholders’ equity (excluding reserves)	$1,422,212	$1,185,950
Debt financing (excluding deferred financing costs, prepayment options and loss on repayment (December 31, 2019 - deferred financing costs and prepayment options))	$3,184,832	$3,713,192

If the Revolving Facility is drawn by more than 35% of the credit facility amount, the Senior Secured Credit Facilities require Telesat Canada to comply with a first lien net leverage ratio test. As at December 31, 2020, the first lien net leverage ratio was 3.43:1.00 (December 31, 2019 – 3.72:1.00), which was less than the maximum test ratio of 5.75:1.00. If the Revolving Facility is drawn, the former senior secured credit facilities required Telesat Canada to comply with a first lien net leverage ratio test.

The Company’s operating results are tracked against budget on a regular basis, and this analysis is reviewed by senior management. The Company partly manages its interest rate risk due to variable interest rate debt through the use of interest rate swaps (Note 27).

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     27. FINANCIAL INSTRUMENTS

Measurement of Risks

The Company, through its financial assets and liabilities, is exposed to various risks. The following analysis provides a measurement of risks as at December 31, 2020.

Credit risk

Credit risk is the risk that a counterparty to a financial asset will default, resulting in the Company incurring a financial loss. As at December 31, 2020, the maximum exposure to credit risk is equal to the carrying value of the financial assets which totaled $924.2 million (December 31, 2019 — $1,149.2 million).

Cash and cash equivalents are invested with high quality investment grade financial institutions and are governed by the Company’s corporate investment policy, which aims to reduce credit risk by restricting investments to high-grade, mainly U.S. dollar and Canadian dollar denominated investments.

The Company has credit evaluation, approval and monitoring processes intended to mitigate potential credit risks related to trade accounts receivable. The Company’s standard payment terms are 30 days with interest typically charged on balances remaining unpaid at the end of standard payment terms. The Company’s historical experience with customer defaults has been minimal. As at December 31, 2020, North American and International customers made up 50% and 50% of the outstanding trade receivable balance, respectively (December 31, 2019 — 50% and 50%, respectively). Anticipated bad debt losses have been provided for in the allowance for doubtful accounts. The allowance for doubtful accounts as at December 31, 2020 was $7.3 million (December 31, 2019 — $1.8 million).

The Company mitigates the credit risk associated with derivative instruments by entering into them with only high quality financial institutions.

Foreign exchange risk

The Company’s operating results are subject to fluctuations as a result of exchange rate variations to the extent that transactions are made in currencies other than Canadian dollars. The Company’s main currency exposures lie in its U.S. dollar denominated cash and cash equivalents, trade and other receivables, trade and other payables and indebtedness with the most significant impact being on the U.S. dollar denominated indebtedness. As at December 31, 2020 and 2019, the entire indebtedness was denominated in U.S. dollars, with the Canadian dollar equivalent of the U.S. dollar denominated indebtedness equaling $3,184.8 million and $3,713.2 million, respectively, before netting of deferred financing costs, prepayment options and loss on repayment (December 31, 2019 - before netting of deferred financing costs and prepayment option).

As at December 31, 2020, the impact of a 5 percent increase (decrease) in the value of the Canadian dollar against the U.S. dollar on financial assets and liabilities would have decreased (increased) net income by $158.5 million (December 31, 2019 — $172.9 million) and increased (decreased) other comprehensive income by $35.6 million (December 31, 2019 — $30.9 million). This analysis assumes that all other variables, in particular interest rates, remain constant.

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
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

In October 2017, the Company entered into four interest rate swaps to hedge the interest rate risk associated with the variable interest rate on $1,800.0 million of the U.S. denominated Term Loan B at fixed interest rates, excluding applicable margins, ranging from 1.72% to 2.04%. As at December 31, 2020, two interest rate swaps of US$450 million each, with expiration terms of September 2021 and September 2022, were outstanding to hedge the interest rate risk associated with the variable interest rate on the U.S. denominated Term Loan B at fixed interest rates, excluding applicable margins, of 1.95% and 2.04%.

If the interest rates on the variable rate indebtedness change by 0.25%, the result would be an increase or decrease to net income of $4.1 million for the year ended December 31, 2020 (December 31, 2019 — $2.0 million).

Liquidity risk

The Company maintains credit facilities to ensure it has sufficient funds available to meet current and foreseeable financial requirements.

The contractual maturities of financial liabilities as at December 31, 2020 were as follows:

	Carrying amount	Contractual cash flows (undiscounted)	2021	2022	2023	2024	2025	Thereafter
Trade and other payables	$30,091	$30,091	$30,091	$—	$—	$—	$—	$—
Customer and other deposits	1,614	1,614	1,270	17	83	17	83	144
Satellite performance incentive payments	37,948	47,296	9,316	8,360	7,518	5,918	3,133	13,051
Other financial liabilities	2,116	2,116	2,116	—	—	—	—	—
Interest rate swaps	18,029	18,330	12,709	5,621	—	—	—	—
Indebtedness(1)	3,196,504	4,013,282	129,552	129,359	129,358	129,453	128,404	3,367,156
	$3,286,302	$4,112,729	$185,054	$143,357	$136,959	$135,388	$131,620	$3,380,351

(1)	Indebtedness excludes deferred financing costs, prepayment options and loss on repayment.

The interest payable and interest payments included in the carrying value and contractual cash flows, respectively, in the above table, were as follows:

	Interest payable	Interest payments
Satellite performance incentive payments	$374	$9,558
Indebtedness	$11,672	$828,450

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     27. FINANCIAL INSTRUMENTS – (continued)

Financial assets and liabilities recorded on the balance sheets and the fair value hierarchy levels used to calculate those values were as follows:

As at December 31, 2020	FVTPL	Amortized cost	Total	Fair value	Fair value hierarchy
Cash and cash equivalents	$—	$818,378	$818,378	$818,378	Level 1
Trade and other receivables	—	51,928	51,928	51,928	(3)
Other current financial assets	—	448	448	448	Level 1
Other long-term financial assets(1)	30,266	23,159	53,425	53,425	Level 1, Level 2
Trade and other payables	—	(30,091)	(30,091)	(30,091)	(3)
Other current financial liabilities	(12,581)	(23,299)	(35,880)	(37,921)	Level 2
Other long-term financial liabilities	(5,448)	(30,051)	(35,499)	(36,357)	Level 2
Indebtedness(2)	—	(3,184,832)	(3,184,832)	(3,214,543)	Level 2
	$12,237	$(2,374,360)	$(2,362,123)	$(2,394,733)

As at December 31, 2019	FVTPL	Amortized cost	Total	Fair value	Fair value hierarchy
Cash and cash equivalents	$—	$1,027,222	$1,027,222	$1,027,222	Level 1
Trade and other receivables	—	64,062	64,062	64,062	(3)
Other current financial assets	—	210	210	210	Level 1
Other long-term financial assets(1)	32,821	24,909	57,730	57,730	Level 1, Level 2
Trade and other payables	—	(26,247)	(26,247)	(26,247)	(3)
Other current financial liabilities	(3,206)	(35,075)	(38,281)	(40,748)	Level 2
Other long-term financial liabilities	(4,710)	(37,801)	(42,511)	(42,493)	Level 2
Indebtedness(2)	—	(3,713,192)	(3,713,192)	(3,760,656)	Level 2
	$24,905	$(2,695,912)	$(2,671,007)	$(2,720,920)

(1)

Other long-term financial assets classified as fair value through profit or loss were calculated using level 2 of the fair value hierarchy. All other balances were calculated using level 1 of the fair value hierarchy.

(2)	Indebtedness excludes deferred financing costs, prepayment options and loss on repayment (December 31, 2019 – deferred financing costs and prepayment option).

(3)	Trade and other receivables and trade and other payables approximate fair value due to the short-term maturity of these instruments.

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
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

The carrying amounts of cash and cash equivalents, trade and other receivables, and trade and other payables approximate fair value due to the short-term maturity of these instruments. As at December 31, 2020, cash and cash equivalents included $130.4 million (December 31, 2019 — $484.7 million) of short-term investments.

The fair value of the satellite performance incentive payments, included in other current and long-term financial liabilities, was determined using a discounted cash flow methodology. The calculation is performed on a recurring basis. As at December 31, 2020 and 2019, the discount rate used was 4.4% and 5.2%, respectively.

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     27. FINANCIAL INSTRUMENTS – (continued)

The fair value of the indebtedness was based on transactions and quotations from third parties considering market interest rates and excluding deferred financing costs, prepayment options and loss on repayment (December 31, 2019 – deferred financing costs and prepayment options). The calculation of the fair value of the indebtedness is performed on a recurring basis. The rates used were as follows:

As at December 31,	2020	2019
Term Loan B – U.S. Facility – Senior Secured Credit Facilities	98.88%	100.25%
Senior Notes	104.76%	104.25%
Senior Secured Notes	103.64%	102.10%

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

The discount rates used to discount cash flows as at December 31, 2020 ranged from 0.08% to 0.54% (December 31, 2019 — 1.45% to 1.91%).

The fair value of the derivative assets and liabilities was calculated based on the level 2 of the fair value hierarchy. The current and long-term portions of the fair value of the Company’s derivative assets and liabilities, as at each balance sheet date, were as follows:

As at December 31, 2020	Other long-term financial assets	Other current financial liabilities	Other long-term financial liabilities	Total
Interest rate swaps	$—	$(12,581)	$(5,448)	$(18,029)
Prepayment options	30,266	—	—	30,266
	$30,266	$(12,581)	$(5,448)	$12,237

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

    27. FINANCIAL INSTRUMENTS – (continued)

As at December 31, 2019	Other long-term financial assets	Other current financial liabilities	Other long-term financial liabilities	Total
Interest rate swaps	$—	$(3,206)	$(4,710)	$(7,916)
Prepayment options	32,821	—	—	32,821
	$32,821	$(3,206)	$(4,710)	$24,905

The reconciliation of the fair value of derivative assets and liabilities was as follows:

Fair value, December 31, 2018 and January 1, 2019	$46,795
Derivatives recognized at inception
Prepayment option – Senior Notes	17,829
Prepayment option – Senior Secured Notes	10,562
Unrealized gains (losses) on derivatives
Interest rate floor	5,368
Prepayment options	(12,391)
Interest rate swaps	(42,649)
Impact of foreign exchange	(609)
Fair value, December 31, 2019	24,905
Unrealized losses on derivatives
Prepayment options	(2,308)
Interest rate swaps	(10,807)
Impact of foreign exchange	447
Fair value, December 31, 2020	$12,237

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     28. SHARE-BASED COMPENSATION PLANS

Telesat Canada Stock Incentive Plans

In September 2008 and April 2013, Telesat adopted share-based compensation plans (the “stock incentive plans”) for certain key employees of the Company and its subsidiaries. The stock incentive plans provide for the grant of up to 17,505,045 options, to purchase Non-Voting Participating Preferred Shares of Telesat Canada, convertible into Common Shares as detailed in the table below.

Year authorized	Quantity
2008	8,824,646
2013	4,036,729
2015	62,404
2017	350,000
2018	3,280,000
2019	500,000
2020	451,266

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

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     28. SHARE-BASED COMPENSATION PLANS – (continued)

The Company expenses the fair value of stock options that are expected to vest over the vesting period using the Black-Scholes option pricing model. The share-based compensation expense is included in operating expenses.

The change in number of stock options outstanding and their weighted average exercise price were as follows:

	Time vesting option plans		Performance vesting option plans
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Outstanding at December 31, 2018 and January 1, 2019	7,102,864	$25.56	432,102	$11.07
Granted	522,372		—
Forfeited	(62,499)		—
Exercised (Note 24)	(18,120)		(22,149)
Expired	—		—
Outstanding at December 31, 2019 and January 1, 2020	7,544,617	$25.63	409,953	$11.07
Granted	650,000		—
Forfeited	(246,049)		(3,691)
Exercised	—		—
Expired	—		—
Outstanding at December 31, 2020	7,948,568	$25.83	406,262	$11.07

The movement in the number of restricted share units outstanding was as follows:

Outstanding, January 1, 2019	200,000
Settled	(66,667)
Outstanding, December 31, 2019 and January 1, 2020	133,333
Settled	(66,667)
Outstanding, December 31, 2020	66,666

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

   28. SHARE-BASED COMPENSATION PLANS – (continued)

The quantity of stock options that are exercisable and the weighted average remaining life were as follows:

As at December 31,	2020	2019
Time vesting option plans	5,779,565	4,762,335
Performance vesting option plans	406,266	409,953
Weighted average remaining life	6 years	7 years

The share-based compensation expense included in the consolidated statements of income (loss) was as follows:

Years ended December 31,	2020	2019	2018
Operating expenses	$12,500	$16,035	$29,505

The weighted average assumptions used to determine the share-based compensation expense for stock options using the Black-Scholes option pricing model were as follows:

	2020	2019	2018
Dividend yield	—%	—%	—%
Expected volatility	32.7%	32.4%	31.7%
Risk-free interest rate	2.79%	2.93%	2.94%
Expected life (years)	10	10	10

The expected volatility is based on the historical volatility of comparable publicly listed entities.

The weighted average fair value of the stock options granted during 2020 was $12.29 (2019 –$12.84).

29. EMPLOYEE BENEFIT PLANS

The expenses included on the consolidated statements of income (loss) and the consolidated statements of comprehensive income (loss) were as follows:

	Pension plans			Other post-employment benefit plans
Years ended December 31,	2020	2019	2018	2020	2019	2018
Consolidated statements of income (loss)
Operating expenses	$7,188	$6,198	$6,345	$145	$116	$276
Interest expense	$423	$524	$658	$746	$815	$830
Consolidated statements of comprehensive income (loss)
Actuarial losses (gains) on employee benefit plans	$11,390	$(3,325)	$(4,555)	$2,303	$2,191	$(3,200)

In October 2013, the Company ceased to allow new employees to join certain defined benefit plans, except under certain circumstances, and commenced a defined contribution pension plan for new employees.

The Company made contributions of $1.9 million for various defined contribution arrangements during 2020 (December 31, 2019 — $1.2 million).

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
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

The balance sheet obligations, distributed between pension and other post-employment benefits, included in other long-term liabilities (Note 22) were as follows:

As at December 31,	2020	2019
Pension benefits	$22,070	$8,566
Other post-employment benefits	25,914	23,508
Accrued benefit liabilities	$47,984	$32,074

The amounts recognized in the balance sheets and the funded statuses of the benefit plans were as follows:

	2020		2019
As at December 31,	Pension	Other	Pension	Other
Present value of funded obligations	$375,222	$—	$331,737	$—
Fair value of plan assets	(354,385)	—	(324,257)	—
	20,837	—	7,480	—
Present value of unfunded obligations	1,233	25,914	1,086	23,508
Accrued benefit liabilities	$22,070	$25,914	$8,566	$23,508

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     29. EMPLOYEE BENEFIT PLANS – (continued)

The changes in the benefit obligations and in the fair value of plan assets were as follows:

	Pension	Other	Total
Change in benefit obligations
Benefit obligation, January 1, 2020	$332,823	$23,508	$356,331
Current service cost	6,695	145	6,840
Interest expense	10,723	746	11,469
Remeasurements
Actuarial losses arising from plan experience	2,212	184	2,396
Actuarial losses from change in demographic assumptions	—	11	11
Actuarial losses from changes in financial assumptions	33,278	2,108	35,386
Benefits paid	(10,294)	(726)	(11,020)
Contributions by plan participants	1,018	—	1,018
Foreign exchange	—	(62)	(62)
Benefit obligation, December 31, 2020	376,455	25,914	402,369
Change in fair value of plan assets
Fair value of plan assets, January 1, 2020	(324,257)	—	(324,257)
Contributions by plan participants	(1,018)	—	(1,018)
Contributions by employer	(5,497)	(726)	(6,223)
Interest income	(10,300)	—	(10,300)
Benefits paid	10,294	726	11,020
Remeasurements
Return on plan assets, excluding interest income	(24,100)	—	(24,100)
Administrative costs	493	—	493
Fair value of plan assets, December 31, 2020	(354,385)	—	(354,385)
Accrued benefit liabilities, December 31, 2020	$22,070	$25,914	$47,984

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
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

The weighted average duration of the defined benefit obligation as at December 31, 2020 is 16 years for the defined benefit pension plans and 15 years for the other post-employment benefit plans. The weighted average duration of the current service cost as at December 31, 2020 is 23 years for the defined benefit pension plans and 28 years for the other post-employment benefit plans.

The estimated future benefit payments for the defined benefit pension plans and other post-employment benefit plans until 2030 are as follows:

	Pension	Other
2021	$11,519	$901
2022	$12,096	$936
2023	$12,790	$972
2024	$13,558	$1,008
2025	$14,433	$1,044
2026 to 2030	$80,999	$6,620

Benefit payments include obligations to 2030 only as obligations beyond this date are not quantifiable.

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

   29. EMPLOYEE BENEFIT PLANS – (continued)

The fair value of the plan assets were allocated as follows between the various types of investments:

As at December 31,	2020	2019
Equity securities
Canada	22.9%	22.3%
United States	19.7%	19.8%
International (other than United States)	14.3%	14.1%
Fixed income instruments
Canada	41.0%	41.2%
Cash and cash equivalents
Canada	2.1%	2.6%

Plan assets are valued at the measurement date of December 31 each year.

The investments are made in accordance with the Statement of Investment Policies and Procedures. The Statement of Investment Policies and Procedures is reviewed on an annual basis by the Management Level Pension Fund Investment Committee with approval of the policy being provided by the Audit Committee.

The following are the significant assumptions adopted in measuring the Company’s pension and other benefit obligations:

	Pension	Other	Pension	Other
As at December 31,	2020	2020	2019	2019
Actuarial benefit obligation
Discount rate	2.60%	2.00% to 2.60%	3.20%	2.95% to 3.20%
Benefit costs for the year ended
Discount rate	3.20%	2.95% to 3.20%	3.90%	3.90% to 4.00%
Future salary growth	2.50%	N/A	2.50%	N/A
Health care cost trend rate	N/A	3.49% to 5.49%	N/A	3.49% to 5.49%
Other medical trend rates	N/A	4.00% to 4.56%	N/A	4.00% to 4.56%

For certain Canadian post-retirement plans the above trend rates are applicable for 2020 to 2029 which will decrease linearly to 4.75% in 2029 and grading down to an ultimate rate of 3.57% per annum in 2040 and thereafter.

Sensitivity of assumptions

The calculation of the defined benefit obligation is sensitive to the assumptions set out above. The following table summarizes how the impact on the defined benefit obligation as at December 31, 2020 and 2019 would have increased or decreased as a result of the change in the respective assumptions by one percent.

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

  29. EMPLOYEE BENEFIT PLANS – (continued)

	Pension		Other
As at December 31, 2020	1% increase	1% decrease	1% increase	1% decrease
Discount rate	$(53,058)	$67,549	$(3,486)	$4,351
Future salary growth	$10,423	$(9,165)	N/A	N/A
Medical and dental trend rates	N/A	N/A	$2,222	$(1,839)

	Pension		Other
As at December 31, 2019	1% increase	1% decrease	1% increase	1% decrease
Discount rate	$(45,385)	$57,745	$(2,751)	$3,576
Future salary growth	$9,856	$(8,874)	N/A	N/A
Medical and dental trend rates	N/A	N/A	$2,018	$(1,531)

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

  The Company expects to make contributions of $4.1 million to the defined benefit plans and $0.6 million to the defined contribution plan of Telesat Canada during the next fiscal year.

  30. SUPPLEMENTAL CASH FLOW INFORMATION

  Cash and cash equivalents were comprised of the following:

As at December 31,	2020	2019	2018
Cash	$687,967	$542,537	$342,874
Short-term investments(1)	130,411	484,685	425,559
Cash and cash equivalents	$818,378	$1,027,222	$768,433

(1)	Consisted of short-term investments with an original maturity of three months or less or which are available on demand with no penalty for early redemption.

  Income taxes paid, net of income taxes received was comprised of the following:

Years ended December 31,	2020	2019	2018
Income taxes paid	$(53,842)	$(101,952)	$(109,193)
Income taxes received	399	6,497	2,885
	$(53,443)	$(95,455)	$(106,308)

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

30. SUPPLEMENTAL CASH FLOW INFORMATION – (continued)

Interest paid, net of capitalized interest and interest received was comprised of the following:

TOC

Years ended December 31,	2020	2019	2018
Interest paid	$(188,969)	$(195,671)	$(207,339)
Interest received	8,997	19,559	11,802
Capitalized interest	—	—	19,120
	$(179,972)	$(176,112)	$(176,417)

The reconciliation of the liabilities arising from financing activities was as follows:

	Indebtedness	Satellite performance incentive payments	Lease liabilities
Balance as at January 1, 2020	$3,712,799	$46,951	$28,582
Cash outflows	(453,592)	(9,031)	(1,793)
Loss on repayment (Note 23)	2,284	—	—
Amortization of deferred financing costs, prepayment options and loss on repayment	428	—	—
Non-cash additions	—	—	2,788
Interest paid	—	—	(1,649)
Interest accrued	—	—	1,349
Other	—	182	(91)
Impact of foreign exchange	(74,767)	(528)	(135)
Balance as at December 31, 2020	$3,187,152	$37,574	$29,051

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     30. SUPPLEMENTAL CASH FLOW INFORMATION – (continued)

	Indebtedness	Satellite performance incentive payments	Lease liabilities
Balance as at January 1, 2019	$3,724,228	$58,913	$369
Cash outflows	(3,743,465)	(9,644)	(1,252)
Cash inflows	3,786,082	—	—
Write-off of deferred financing costs, interest rate floor, prepayment option and net gain on repricing/repayment (Note 23)	107,065	—	—
Amortization of deferred financing costs, interest rate floor, prepayment options and net gain on repricing/repayment	22,461	—	—
Debt issue costs	(28,082)	—	—
Debt issue costs accrued	(573)
Prepayment option at inception – Senior Notes	17,829	—	—
Prepayment option at inception – Senior Secured Notes	10,562	—	—
Cumulative effect adjustment	—	—	26,851
Non-cash additions	—	—	2,775
Interest paid	—	—	(984)
Interest accrued	—	—	1,288
Other	—	296	(236)
Impact of foreign exchange	(183,308)	(2,614)	(229)
Balance as at December 31, 2019	$3,712,799	$46,951	$28,582

	Indebtedness	Satellite performance incentive payments	Capital leases
Balance as at January 1, 2018	$3,543,377	$62,961	$369
Debt repricing costs	(10,190)	—	—
Cash outflows	(94,951)	(9,037)	(29)
Amortization of deferred financing costs, interest rate floor, prepayment option and net gain on repricing/repayment	22,497	—	—
Loss on voluntary payment (Note 23)	2,828	—	—
Gain on repricing (Note 24)	(6,901)	—	—
Cumulative effect adjustment (Note 23)	(36,072)	—	—
Other	—	191	—
Impact of foreign exchange	303,640	4,798	29
Balance as at December 31, 2018	$3,724,228	$58,913	$369

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

   30. SUPPLEMENTAL CASH FLOW INFORMATION – (continued)

The net change in operating assets and liabilities was comprised of the following:

As at December 31,	2020	2019	2018
Trade and other receivables	$(4,173)	$(16,113)	$22,056
Financial assets	161	(3,897)	(210)
Other assets	(7,286)	(13,183)	371
Trade and other payables	1,860	1,685	(4,695)
Financial liabilities	(651)	(2,125)	(1,026)
Other liabilities	25,107	19,691	72,317
	$15,018	$(13,942)	$88,813

Non-cash investing activities were comprised of:

Years ended December 31,	2020	2019	2018
Satellites, property and other equipment	$2,963	$29,234	$3,795
Intangible assets	$—	$(3,263)	$3,635

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

     31. COMMITMENTS AND CONTINGENT LIABILITIES

The following were the Company’s off-balance sheet contractual obligations as at December 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total
Property leases	$1,141	$1,079	$1,065	$1,051	$969	$12,455	$17,760
Capital commitments	32,055	35,057	86,785	—	—	—	153,897
Other operating commitments	32,681	6,483	5,000	4,244	3,808	11,438	63,654
	$65,877	$42,619	$92,850	$5,295	$4,777	$23,893	$235,311

Property leases consisted of off-balance sheet contractual obligations for land or building usage, while capital commitments included commitments for capital projects. Other operating commitments consisted of third party satellite capacity arrangements as well as other commitments that are not categorized as property leases or capital commitments. The Company’s off-balance sheet obligations included the future minimum payments for the non-cancellable period of each respective obligation, which have various terms and expire between 2021 to 2039.

Certain variable costs associated with the capitalized leases have been included in property leases commitments with a termination date co-terminus with the lease liability.

The Company has entered into contracts for the development of the Telesat Lightspeed Constellation and other capital expenditures. The total outstanding commitments as at December 31, 2020 were included in capital commitments.

The Company has agreements with various customers for prepaid revenue on several service agreements which take effect when the satellite is placed in service. The Company is responsible for operating and controlling these satellites. As at December 31, 2020, customer prepayments of $414.1 million (December 31, 2019 — $440.3 million), a portion of which is refundable under certain circumstances, were reflected in other current and long-term liabilities.

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

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
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

Telesat previously received assessments from Brazilian tax authorities alleging that additional taxes are owed on revenue earned for the period 2003 to 2018. In September 2020, the Brazilian tax authority issued an additional assessment for 2015 for an amount, including interest and penalties, of $22 million. The total disputed amount for the period 2003 to 2018, including interest and penalties, is now $77 million. The disputes relate to the Brazilian tax authorities’ characterization of revenue. The Company has challenged the assessments. The Company believes the likelihood of an unfavorable outcome in these disputes is remote and, as such, no reserve has been established.

The Canadian tax authorities previously assessed the Company for $9 million relating to transfer pricing issues for the years 2009 and 2012. In November 2020, the Canadian tax authority issued additional assessments for 2013 and 2014 for an amount, including interest, of $4 million. All disputes relate to the Canadian tax authorities’ repricing of certain transactions between the Company and its subsidiaries. The Company has paid 50% of the outstanding amounts in order to formally object to the assessments. The Company believes the likelihood of an unfavorable outcome in these disputes is remote and, as such, no reserve has been established.

Other than the legal proceedings disclosed above, the Company is not aware of any proceedings outstanding or threatened as of the date hereof by or against it or relating to its business which may have, or have had in the recent past, significant effects on the Company’s financial position or profitability.

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

    32. SUBSIDIARIES

  The list of significant companies included in the scope of consolidation as at December 31, 2020 was as follows:

Company	Country	Method of Consolidation	% voting rights
Infosat Communications LP	Canada	Fully consolidated	100
Telesat Spectrum General Partnership	Canada	Fully consolidated	100
Telesat LEO Holdings Inc.	Canada	Fully consolidated	100
Telesat Technology Corporation	Canada	Fully consolidated	100
Telesat Spectrum Corporation	Canada	Fully consolidated	100
Telesat Spectrum Holdings Corporation	Canada	Fully consolidated	100
Skynet Satellite Corporation	United States	Fully consolidated	100
Telesat Network Services, Inc.	United States	Fully consolidated	100
The SpaceConnection Inc.	United States	Fully consolidated	100
Telesat Satellite LP	United States	Fully consolidated	100
Telesat LEO Inc.	United States	Fully consolidated	100
Telesat US Services, LLC	United States	Fully consolidated	100
Infosat Able Holdings, Inc.	United States	Fully consolidated	100
Telesat Brasil Capacidade de Satélites Ltda.	Brazil	Fully consolidated	100
Telesat (IOM) Limited	Isle of Man	Fully consolidated	100
Telesat International Limited	United Kingdom	Fully consolidated	100

Apart from Telesat Technology Corporation, Telesat Spectrum Corporation and Telesat Spectrum Holdings Corporation, which were incorporated in 2020, the percentage of voting rights and method of consolidation were the same as at December 31, 2019.

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

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
(all amounts in thousands of Canadian dollars, except where otherwise noted)

33. RELATED PARTY TRANSACTIONS – (continued)

Compensation of executives and Board level directors

Year ended December 31,	2020	2019	2018
Short-term benefits (including salaries)	$13,058	$11,051	$16,853
Special payments (1)	710	948	2,904
Post-employment benefits	2,180	2,773	2,510
Share-based payments	12,373	15,649	29,016
	$28,321	$30,421	$51,283

(1)	Balance relates to the special cash distribution effective January 25, 2017.

Key management personnel — stock options

In June 2018, 95,363 SARS were exercised by a member of key management personnel for 39,488 Non-Voting Participating Preferred shares, on a net settlement basis.

During 2018, Telesat issued 3,630,000 time-vesting options to certain key management personnel. Of this balance, 2,850,000 options vest over a five-year period, while 780,000 vest over a three-year period. In addition, 200,000 RSUs were granted during 2018 which vest over a three-year period and are expected to be settled with Non-Voting Participating Preferred shares.

During 2019, Telesat issued 500,000 time-vesting options to certain key management personnel, which vest over a five-year period.

In January 2019, 40,269 SARS were exercised by a member of key management personnel for 14,846 Non-Voting Participating Preferred Shares, on a net settlement basis.

In December 2019, 66,667 RSUs were settled in exchange for 30,980 Non-Voting Participating Preferred Shares, on a net settlement basis.

In December 2020, 66,667 RSUs were settled in exchange for 30,980 Non-Voting Participating Preferred Shares, on a net settlement basis.

In December 2020, Telesat issued 650,000 time-vesting options to certain key management personnel, which vest over a five-year period.

Telesat Canada

Notes to the 2020 Consolidated Financial Statements
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

During the years presented below, the Company and its subsidiaries entered into the following transactions with Loral.

	Sale of goods and services, interest income			Purchase of goods and services, interest expense
Years ended December 31,	2020	2019	2018	2020	2019	2018
Revenue	$133	$133	$128	$—	$—	$—
Operating expenses	$—	$—	$—	$6,712	$6,645	$6,456

The following balances were outstanding with Loral at the end of the years presented below:

	Amounts owed by related parties		Amounts owed to related parties
At December 31,	2020	2019	2020	2019
Current receivables/payables	$—	$—	$105	$204

The amounts outstanding are unsecured and will be settled in cash.

Other related party transactions

The Company funds certain defined benefit pension plans. Contributions made to the plans for the year ended December 31, 2020 were $5.5 million (December 31, 2019 — $5.7 million).