Form 10-Q
period 2021-03-31
LORAL SPACE & COMMUNICATIONS INC.
filed 2021-05-14
CIK 1006269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from___________ to _____________

Commission File Number 1-14180

Loral Space & Communications Inc.

(Exact name of registrant as specified in its charter)

Jurisdiction of incorporation: Delaware
IRS employer identification number: 87-0748324
600 Fifth Avenue,

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Act) Yes ☐ No ☒

As of May 11, 2021, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended March 31, 2021

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$25,460	$31,631
Income tax refund receivable	1,228	1,228
Other current assets	1,801	1,232
Total current assets	28,489	34,091
Right-of-use asset	469	342
Investments in affiliates	225,133	192,664
Deferred tax assets	27,819	27,339
Other assets	34	33
Total assets	$281,944	$254,469

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$1,379	$2,839
Other current liabilities	2,180	2,002
Total current liabilities	3,559	4,841
Pension and other post-retirement liabilities	19,793	20,181
Other liabilities	20,159	19,914
Total liabilities	43,511	44,936
Commitments and contingencies
Shareholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized	—	—
Series A junior participating preferred stock, $0.01 par value,
50,000 shares authorized, no shares issued and outstanding	—	—
Series B preferred stock, $0.01 par value, 5 shares authorized,
5 issued and outstanding	—	—
Common Stock:
Voting common stock, $0.01 par value; 50,000,000 shares authorized,
21,581,572 issued	216	216
Non-voting common stock, $0.01 par value; 20,000,000 shares authorized
9,505,673 issued and outstanding	95	95
Paid-in capital	1,019,988	1,019,988
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(698,486)	(729,202)
Accumulated other comprehensive loss	(73,788)	(71,972)
Total shareholders' equity	238,433	209,533
Total liabilities and shareholders' equity	$281,944	$254,469

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
General and administrative expenses	$(1,729)	$(1,648)
Operating loss	(1,729)	(1,648)
Interest and investment income	2	937
Interest expense	(6)	(5)
Other expense	(2,375)	(1,437)
Loss before income taxes and equity in net income (loss) of affiliates	(4,108)	(2,153)
Income tax benefit (provision)	222	(2,116)
Loss before equity in net income (loss) of affiliates	(3,886)	(4,269)
Equity in net income (loss) of affiliates	34,602	(117,074)
Net income (loss)	30,716	(121,343)
Other comprehensive (loss) income, net of tax	(1,816)	31,290
Comprehensive income (loss)	$28,900	$(90,053)

Net income (loss) per share:
Basic	$0.99	$(3.92)
Diluted	$0.98	$(3.92)

Weighted average common shares outstanding:
Basic	30,933	30,933
Diluted	31,032	30,933

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2020	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(605,766)	$(54,914)	$350,027
Net loss								(121,343)
Other comprehensive income									31,290
Comprehensive loss										(90,053)
Balance, March 31, 2020	21,582	216	9,506	95	1,019,988	154	(9,592)	(727,109)	(23,624)	259,974
Net income								214,436
Other comprehensive loss									(48,348)
Comprehensive income										166,088
Common dividend paid ($7.00 per share)								(216,529)		(216,529)
Balance, December 31, 2020	21,582	216	9,506	95	1,019,988	154	(9,592)	(729,202)	(71,972)	209,533
Net income								30,716
Other comprehensive loss									(1,816)
Comprehensive income										28,900
Balance, March 31, 2021	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(698,486)	$(73,788)	$238,433

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Operating activities:
Net income (loss)	$30,716	$(121,343)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash operating items (Note 2)	(34,767)	118,945
Changes in operating assets and liabilities:
Other current assets	(569)	(278)
Accrued employment costs and other current liabilities	(1,442)	(1,498)
Income tax refund receivable, net of payable	34	(903)
Pension and other post-retirement liabilities	(388)	(386)
Other liabilities	245	1,594
Net cash used in operating activities	(6,171)	(3,869)
Cash, cash equivalents and restricted cash — period decrease	(6,171)	(3,869)
Cash, cash equivalents and restricted cash (Note 2) — beginning of year	31,935	259,371
Cash, cash equivalents and restricted cash (Note 2) — end of period	$25,764	$255,502

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

The Transaction Agreement contains a number of customary conditions that must be fulfilled to complete the Transaction, including (i) approval of (A) a majority of the outstanding Loral voting common stock and (B) a majority of the outstanding Loral voting common stock not held by MHR, PSP, any other party to the Transaction Agreement or certain of their respective affiliates; (ii) the parties having obtained certain regulatory consents and approvals; (iii) no legal proceedings having been commenced that would enjoin or prohibit the consummation of the Transaction; (iv) the listing of the Class A and Class B shares of Telesat Corporation on a U.S. securities exchange; (v) no “Material Adverse Effect” (as defined in the Transaction Agreement) having occurred; (vi) Telesat remaining in good standing with respect to its material debt obligations; (vii) the accuracy of certain representations (subject to certain qualifications as to materiality) and material performance of certain covenants by the parties, subject to specified exceptions; (viii) effectiveness of the registration statement on Form F-4 and the issuance of a receipt for each of the Canadian preliminary and final prospectuses in respect of the Transaction; (ix) no U.S., Canadian or Spanish governmental agency having commenced civil or criminal proceeding against Loral alleging that any member of the “Loral Group” has criminally violated any law, and no member of the “Loral Group” having been indicted or convicted for, or pled nolo contendere to, any such alleged criminal violation; (x) Loral remaining solvent and not having entered into any bankruptcy or related proceeding; and (xi) the delivery by the parties of certain closing deliverables. If the parties have confirmed that all the conditions are satisfied or waived (other than those conditions that by their terms are to be satisfied at the closing of the Transaction (the “Closing”), but which conditions are capable of being satisfied at the Closing), then PSP and Loral will each have the right to extend the Closing for any number of periods of up to 30 days each and no longer than 120 days in the aggregate, from the date on which the Closing otherwise would have occurred. If the Closing is extended, the Closing will occur on the first two consecutive business days commencing on the fifth business day after the expiration of the final extension period on which the conditions are satisfied or waived (other than the conditions (i) with respect to no “Material Adverse Effect” (as defined in the Transaction Agreement) having occurred, (ii) that by their terms are to be satisfied at the Closing, but subject to the satisfaction or waiver of such conditions at the Closing and (iii) if PSP extends the Closing, with respect to a civil or criminal legal proceeding alleging that Loral or any of its subsidiaries (excluding XTAR, LLC (“XTAR”) and Globalstar de Mexico, S. de R.L. de C.V. (“GdM”) and their subsidiaries), has criminally violated a law).  Subject to the satisfaction of the conditions to Closing and any extensions described above, we expect to complete the Transaction in the third quarter of 2021.

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

Expenses related to the Transaction included in other expense in our statements of operations for the three months ended March 31, 2021 and 2020 were $2.3 million and $1.4 million, respectively.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2020 balance sheet has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the SEC.

Investments in Affiliates

Our ownership interest in Telesat is accounted for using the equity method of accounting under U.S. GAAP. Telesat’s financial statements are prepared in accordance with international financial reporting standards (“IFRS”). To allow our reporting of our investment in Telesat under U.S. GAAP, Telesat provides us with a reconciliation of its financial statements

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

from IFRS to U.S. GAAP. Income and losses of Telesat are recorded based on our economic interest. The contribution of Loral Skynet, a wholly owned subsidiary of Loral prior to its contribution to Telesat in 2007, was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income of Telesat. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”) and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets. Non-refundable cash distributions received from Telesat in excess of our initial investment and our share of cumulative equity in comprehensive income of Telesat, net of cash distributions received in prior periods, are recorded as equity in net income of Telesat (“Excess Cash Distribution”) since we have no obligation to provide future financial support to Telesat. After receiving an Excess Cash Distribution, we do not record additional equity in net income of Telesat until our share of Telesat’s future net income exceeds the Excess Cash Distribution. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. We had no guarantees or other funding obligations for our equity method investments as of March 31, 2021 and December 31, 2020. We use the nature of distribution approach to classify distributions from equity method investments on the statements of cash flows. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is other-than-temporary.

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

Cash, Cash Equivalents and Restricted Cash

As of March 31, 2021, the Company had $25.5 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

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

As of March 31, 2021 and December 31, 2020, the Company had restricted cash of $0.3 million, representing the amount pledged as collateral to the issuer of a standby letter of credit (the “LC”). The LC, which expires in February 2022, has been provided as a guaranty to the lessor of our corporate offices.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the condensed consolidated statement of cash flows (in thousands):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$25,460	$31,631
Restricted cash included in other current assets	304	304
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$25,764	$31,935

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. As of March 31, 2021 and December 31, 2020, our cash and cash equivalents were invested primarily in two liquid government AAA money market funds. Such funds are not insured by the Federal Deposit Insurance Corporation. The dispersion across funds reduces the exposure of a default at any one fund.  As a result, management believes that its potential credit risks are minimal.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value on a recurring and non-recurring basis (in thousands):

	March 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$22,167	$—	$—	$29,166	$—	$—
Other current assets:
Indemnification - Sale of SSL	—	—	598	—	—	598
Liabilities
Other liabilities:
Indemnification - Globalstar do Brasil S.A.	$—	$—	$145	$—	$—	$145

The carrying amount of money market funds approximates fair value as of each reporting date because of the short maturity of those instruments.

The Company did not have any non-financial assets or non-financial liabilities that were recognized or disclosed at fair value as of March 31, 2021 and December 31, 2020.

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

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019- 12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 is expected to reduce the cost and complexity related to accounting for income taxes. The new guidance removes certain exceptions to the general principles in Accounting Standards Codification 740 and improves how financial statement preparers will apply certain income tax-related guidance. The ASU is part of the FASB’s simplification initiative to make narrow-scope improvements to accounting standards through a series of short-term projects. The new guidance, effective for the Company on January 1, 2021, did not have a material impact on our condensed consolidated financial statements.

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Non-cash operating items:
Equity in net (income) loss of affiliates	$(34,602)	$117,074
Deferred taxes	(562)	1,569
Depreciation and amortization	1	1
Right-of-use asset, net of lease liability	(3)	(1)
Amortization of prior service credit and actuarial loss	399	302
Net non-cash operating items	$(34,767)	$118,945
Supplemental information:
Interest paid	$6	$5
Income tax refunds	$2	$178
Income tax payments	$63	$63

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Equity in
	Pension and	Telesat-related	Accumulated
	Other	Other	Other
	Post-retirement	Comprehensive	Comprehensive
	Benefits	Loss	Loss
Balance, January 1, 2020	$(16,167)	$(38,747)	$(54,914)

Other comprehensive loss before reclassification	(3,852)	(14,232)	(18,084)
Amounts reclassified from accumulated other comprehensive loss	1,026	—	1,026
Net current-period other comprehensive loss	(2,826)	(14,232)	(17,058)
Balance, December 31, 2020	(18,993)	(52,979)	(71,972)

Other comprehensive loss before reclassification	—	(2,131)	(2,131)
Amounts reclassified from accumulated other comprehensive loss	315	—	315
Net current-period other comprehensive loss	315	(2,131)	(1,816)
Balance, March 31, 2021	$(18,678)	$(55,110)	$(73,788)

The components of other comprehensive income (loss) and related tax effects are as follows (in thousands):

	Three Months Ended March 31,
	2021				2020
	Before-Tax		Tax (Provision)	Net-of-Tax	Before-Tax		Tax	Net-of-Tax
	Amount		Benefit	Amount	Amount		Provision	Amount
Amortization of prior service credits
and net actuarial loss	$399	(a)	$(84)	$315	$302	(a)	$(63)	$239
Equity in Telesat-related other
comprehensive (loss) income	(2,133)		2	(2,131)	31,063		(12)	31,051
Other comprehensive (loss) income	$(1,734)		$(82)	$(1,816)	$31,365		$(75)	$31,290

(a)	Reclassifications are included in other expense.

4. Other Current Assets

Other current assets consists of (in thousands):

	March 31,	December 31,
	2021	2020
Restricted cash (see Note 2)	$304	$304
Indemnification receivable from SSL for pre-closing taxes (see Note 13)	598	598
Due from affiliates	59	88
Prepaid expenses	838	240
Other	2	2
	$1,801	$1,232

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	March 31,	December 31,
	2021	2020
Telesat	$225,133	$192,664

Equity in net income (loss) of affiliates consists of (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Telesat	$34,602	$(117,074)

Telesat

As of March 31, 2021 and December 31, 2020, we held a 62.6% economic interest and a 32.6% voting interest in Telesat. We use the equity method of accounting for our majority economic interest in Telesat because we own 32.6% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. We have also concluded that Telesat is not a variable interest entity for which we are the primary beneficiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.

In addition to recording our share of equity in net income of Telesat, we also recorded our share of equity in other comprehensive loss of Telesat of $2.1 million for the three months ended March 31, 2021.

The ability of Telesat to pay dividends or certain other restricted payments in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Telesat’s credit agreement governing its senior secured credit facilities limits, among other items, Telesat’s ability to incur debt and make dividend payments if the total leverage ratio (“Total Leverage Ratio”) is above 4.50:1.00, with certain exceptions. As of March 31, 2021, Telesat’s Total Leverage Ratio was 4.38:1.00. Telesat is permitted to pay annual consulting fees of $5.0 million to Loral in cash under a consulting agreement which expires in October 2021 (see Note 14).

On April 27, 2021, Telesat issued $500 million in aggregate principal amount of 5.625% senior secured notes maturing on December 6, 2026 (the “5.625% Senior Secured Notes”).

Interest on the 5.625% Senior Secured Notes will be payable on June 1 and December 1 of each year, commencing on December 1, 2021, to holders of record on the immediately preceding May 15 or November 15, as the case may be.

The 5.625% Senior Secured Notes indenture includes covenants and terms that restrict Telesat’s ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, investments or acquisitions, enter into certain transactions with affiliates, modify or cancel its satellite insurance, effect mergers with another entity, and redeem the 5.625% Senior Secured Notes, without penalty, before December 6, 2022, in each case subject to exceptions provided in the 5.625% Senior Secured Notes indenture.

In April 2021, Telesat cancelled 6,197,776 issued and outstanding vested and unvested stock options.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In April 2021, Telesat approved the adoption of a restricted share unit (“Telesat RSU”) plan. A total of 3,660,000 non-voting participating preferred shares are reserved for issuance upon vesting of the Telesat RSUs awarded under the Telesat RSU plan, provided that the aggregate number of non-voting participating preferred shares issuable under the Telesat RSU plan (and under all other share compensation arrangements) does not exceed 10% of the total number of non-voting participating preferred shares outstanding from time to time (on a non-diluted basis).

In April 2021, 3,530,000 Telesat RSUs were granted under the Telesat RSU plan with 130,000 Telesat RSUs remaining available for grant under the Telesat RSU plan.

The following table presents summary financial data for Telesat in accordance with U.S. GAAP as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Balance Sheet Data:
Current assets	$759,747	$703,210
Total assets	4,018,684	3,943,875
Current liabilities	157,117	129,849
Long-term debt	2,483,716	2,483,256
Total liabilities	3,158,126	3,140,747
Shareholders’ equity	860,558	803,128

	Three Months Ended
	March 31,
	2021	2020
Statement of Operations Data:
Revenues	$150,054	$158,565
Operating expenses	(31,540)	(35,316)
Depreciation and amortization	(42,713)	(45,417)
Other operating expense	(495)	(167)
Operating income	75,306	77,665
Interest expense	(33,100)	(41,547)
Foreign exchange gain (loss)	27,427	(221,643)
Gain (loss) on financial instruments	1,585	(7,005)
Other (loss) income	(797)	3,539
Income tax (provision) benefit	(16,910)	682
Net income (loss)	$53,511	$(188,309)

Other

We own 56% of the ordinary membership interests of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. Hisdesat owns the remaining 44% of the ordinary membership interests and all of XTAR’s Class A membership interests, which have liquidation priority over the ordinary membership interests. We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. We have also concluded that XTAR is not a variable interest entity for which we are the primary beneficiary. As of March 31, 2021 and December 31, 2020, the carrying value of our investment in XTAR was zero. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment was reduced to zero and we have no commitment to provide further financial support to XTAR.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Prior to July 1, 2020, XTAR owned and operated an X-band satellite, XTAR–EUR (the “Satellite”) located at the 29° E.L. orbital slot (the “Orbital Slot”). In addition, prior to July 1, 2020, XTAR leased from Hisdesat 7.2 72MHz X-band transponders on the Spainsat satellite located at 30° W.L. (the “Transponder Lease”). On July 1, 2020, Loral, XTAR and Hisdesat restructured their relationship, including, among other things, the following: (i) Hisdesat purchased the Satellite and certain assets related to operation of the Satellite (the “Purchased Assets”) from XTAR; (ii) XTAR’s agreement with Hisdesat to operate the Satellite at the Orbital Slot was terminated and the rights and licenses to operate the Satellite at the Orbital Slot reverted to Hisdesat; (iii) the Transponder Lease was terminated; (iv) XTAR and Hisdesat entered into an agreement under which XTAR will continue to market and sell capacity on the Satellite and on the Spainsat satellite; (v) XTAR and Loral terminated the management agreement between them (the “Loral Management Agreement”) under which, until December 31, 2013, XTAR was charged a quarterly management fee for services provided by Loral; and (vi) Loral granted to Hisdesat an option to acquire for nominal consideration, subject to receipt of all required regulatory approvals, Loral’s membership interests in XTAR. As of the date of this report, Hisdesat has not exercised this option. On July 2, 2020, Loral received from XTAR $5.9 million from the proceeds of the sale of the Purchased Assets in full and final settlement of the past due receivable outstanding of $6.6 million under the Loral Management Agreement.

As of March 31, 2021 and December 31, 2020, the Company also held an indirect ownership interest in GdM which currently serves as the exclusive service provider for Globalstar service in Mexico. The Company accounts for this ownership interest using the equity method of accounting. As of March 31, 2021 and December 31, 2020, the carrying value of this investment was zero. Loral has written-off its investment in this company and has no future funding requirements relating to this investment. Accordingly, there is no requirement for us to provide for our allocated share of GdM’s net losses. GdM is currently in the process of dissolution and liquidation in Mexico, and Loral believes that it will not have any liability associated with GdM upon completion of this process.

6. Other Current Liabilities

Other current liabilities consists of (in thousands):

	March 31,	December 31,
	2021	2020
Operating lease liability	$470	$345
Due to affiliate	198	98
Accrued professional fees	1,163	1,287
Pension and other post-retirement liabilities	83	82
Income tax payable	34	—
Accrued liabilities	232	190
	$2,180	$2,002

7. Income Taxes

The following summarizes our income tax benefit (provision) (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Current income tax provision	$(340)	$(547)
Deferred income tax benefit (provision)	562	(1,569)
Income tax benefit (provision)	$222	$(2,116)

For the three-month periods ended March 31, 2021 and 2020, our income tax benefit (provision) is computed by applying an expected effective annual tax rate against the pre-tax results for each period (after adjusting for certain tax items that are discrete to each period). The current income tax provision for each period includes our anticipated income tax liability related to GILTI from Telesat and our provision for UTPs. After utilizing our net operating loss (“NOL”) carryforwards and allowable tax credits, federal income tax on GILTI from Telesat was zero for each period. The deferred income tax benefit (provision)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

for each period includes the impact of equity in net income (loss) of affiliates from our condensed consolidated statement of operations and the periodic effect of our accounting for GILTI. For the three months ended March 31. 2020, our deferred provision included a benefit of $3.1 million from the Coronavirus Aid, Relief, and Economic Security Act which was signed into law on March 27, 2020. Since our deferred tax assets related to the investment in Telesat will be realized from the future recognition of GILTI, the federal portion of these deferred tax assets was valued at zero as of March 31, 2021 and December 31, 2020.

To the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, subject to the provisions of the Transaction Agreement, in order to prevent federal NOLs from expiring and realize the benefit of all remaining deferred tax assets.

The following summarizes amounts for UTPs included in our income tax benefit (provision) (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Current provision for UTPs	$(245)	$(476)
Deferred benefit for UTPs	9	100
Tax provision for UTPs	$(236)	$(376)

As of March 31, 2021, we had unrecognized tax benefits relating to UTPs of $43 million. The Company recognizes interest and penalties related to income taxes in income tax expense on a quarterly basis. As of March 31, 2021, we have accrued no penalties and approximately $3.6 million for the potential payment of tax-related interest.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2014. Earlier years related to certain foreign jurisdictions remain subject to examination. To the extent allowed by law, the tax authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the NOL carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. During 2021, the statute of limitations for assessment of additional tax will expire with regard to certain UTPs, potentially resulting in a $16.4 million reduction to our unrecognized tax benefits. Pursuant to the purchase agreement for the sale of SSL, we are obligated to indemnify SSL for certain taxes related to periods prior to the closing of the transaction.

As of March 31, 2021, if our positions are sustained by the taxing authorities, the Company’s income tax provision would be reduced by approximately $8.7 million. Other than as described above, we anticipate no other significant changes to our unrecognized tax benefits during the next twelve months.

8. Other Liabilities

Other liabilities consists of (in thousands):

	March 31,	December 31,
	2021	2020
Indemnification liabilities - other (see Note 13)	$145	$145
Liabilities for uncertain tax positions	20,014	19,769
	$20,159	$19,914

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) which allowed for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards, had a ten-year term and has expired. As of March 31, 2021 and 2020, outstanding and unconverted restricted stock units (“RSUs”) were 98,917 and 75,262, respectively, that are vested and do not expire.

During 2020, we paid special dividends of $7.00 per share for an aggregate dividend amount of $216.5 million (see Note 2). In accordance with Loral’s Stock Incentive Plan, an equitable adjustment was made to outstanding stock-based awards to reflect the cash dividend. As a result, RSUs outstanding under the Stock Incentive Plan increased by 23,655 during 2020.

10. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s economic ownership interest in Telesat from 62.6% to approximately 62.4%.

The following table presents the dilutive impact of Telesat stock options on Loral’s reported net income for the purpose of computing diluted earnings per share (in thousands):

Three Months Ended
March 31, 2021
Net income — basic	$30,716
Less: Adjustment for dilutive effect of Telesat stock options	(155)
Net income — diluted	$30,561

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

Basic income per share is computed based upon the weighted average number of share of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

Three Months Ended
March 31, 2021
Weighted average common shares outstanding	30,933
Unconverted restricted stock units	99
Common shares outstanding for diluted earnings per share	31,032

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Pensions and Other Employee Benefit Plans

The following table provides the components of net periodic cost for our qualified retirement plan (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three months ended March 31, 2021 and 2020 (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Service cost (1)	$187	$181	$—	$—
Interest cost (2)	375	440	3	4
Expected return on plan assets (2)	(688)	(669)	—	—
Amortization of net actuarial loss (gain) (2)	399	303	—	(1)
Net periodic cost	$273	$255	$3	$3

(1)	Included in general and administrative expenses.
(2)	Included in other expense.

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

Derivatives and Hedging Transactions

There were no derivative instruments as of March 31, 2021 and December 31, 2020.

13. Commitments and Contingencies

Financial Matters

In 2012, we sold our former subsidiary, SSL, to MDA Communications Holdings, Inc., a subsidiary of Maxar Technologies Inc. (formerly known as MacDonald, Dettwiler and Associates Ltd.) (“MDA”). Under the terms of the purchase agreement, we are obligated to indemnify MDA and its affiliates from liabilities with respect to certain pre-closing taxes. Our condensed consolidated balance sheets include an indemnification refund receivable of $0.6 million as of March 31, 2021 and December 31, 2020. Certain tax assessments against SSL for 2007 to 2010 have been settled, resulting in our having received during the second and third quarters of 2019 refunds of prior indemnification payments totaling $1.8 million. The remaining receivable as of March 31, 2021 represents payments to date over the estimated fair value of the remaining liability for our indemnification of SSL pre-closing taxes where the final amounts have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Our condensed consolidated balance sheets include liabilities of $0.1 million as of March 31, 2021 and December 31, 2020 for indemnification liabilities relating to the sale of GdB.

See Note 14 — Related Party Transactions — Transactions with Affiliates — Telesat for commitments and contingencies relating to our agreement to indemnify Telesat for certain liabilities.

Lease Arrangements

We lease a facility and certain equipment under agreements expiring at various dates. We may renew, extend or modify the lease covering our facilities as needed. In March 2021, the operating lease for our corporate offices was modified by extending the lease expiration date from June 30, 2021 to December 31, 2021 and decreasing the rent for the extension period. The facility lease modification was accounted for by remeasuring the lease liability and adjusting the carrying amount of the right-of-use asset by the amount of the remeasurement of the lease liability as of March 31, 2021. We have no sublease income in any of the periods presented.

Lease costs expensed for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

Lease Expense
Three months ended March 31, 2021	$174
Three months ended March 31, 2020	174

Lease payments for the three months ended March 31, 2021 were $0.2 million. The remaining lease term as of March 31, 2021 is nine months and we used a discount rate of 7.5% to compute the lease liability. The right-of-use asset is being amortized over the life of the lease.

The following is a reconciliation of the lease liability to future lease payments as of March 31, 2021 (in thousands):

Operating lease payments - (April 1, 2021 to December 31, 2021)	$481
Less: Future interest	11
Operating lease liability	$470

Amounts recognized in Balance Sheet
Other current liabilities	$470

Legal Proceedings

Litigation Related to the Transaction

On May 5, 2021, Guy Coffman filed a complaint (Civil Action No. 1:21-cv-04007, the “Coffman Complaint”) in the United States District Court for the Southern District of New York against the Company and the members of our Board of Directors (the “Individual Defendants”). Also on May 5, 2021, Shiva Stein filed a complaint (Civil Action No. 1:21-cv-04018, the “Stein Complaint”) in the United States District Court for the Southern District of New York against the Company and the Individual Defendants. On May 7, 2021, Julia Marshall filed a complaint (Civil Action No. 1:21-cv-04128, the “Marshall Complaint” and, together with the Coffman Complaint and the Stein Complaint, the “Complaints”) in the United States District Court for the Southern District of New York against the Company, the Individual Defendants and Merger Sub (collectively, the “Loral Defendants”); the Marshall Complaint also names as defendants Telesat, Telesat Corporation, Telesat Partnership and Telesat CanHoldCo (together, the “Telesat Defendants”) and PSP and Red Isle (the “PSP Defendants” and, together with the Loral Defendants and the Telesat Defendants, the “Defendants”).

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Complaints allege, among other things, that the Registration Statement on Form F-4 (the “Registration Statement”) filed in April 2021 with the SEC by Telesat Corporation and Telesat Partnership, which contained a preliminary proxy statement/prospectus of the Company for use in connection with soliciting stockholder approval of the Transaction, contained materially incomplete and misleading information. Specifically, the Complaints allege (i) violation by the Loral Defendants of Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and SEC Rule 14(a)(9) in that the Registration Statement misrepresents or omits information concerning, among other things, financial projections of Loral and financial analyses of Loral’s financial advisor, LionTree Advisors LLC; and (ii) violation by the Individual Defendants, by virtue of their positions as controlling persons of the Company, of Section 20(a) of the Exchange Act in that they had the power to influence and control, and did influence and control, directly or indirectly, the decision making of the Company, including the content and dissemination of the various statements that plaintiffs contend are materially incomplete and misleading. In addition, the Coffman Complaint alleges a violation of Delaware law in that the Individual Defendants breached their fiduciary duty of candor/disclosure by approving and/or causing the alleged materially deficient Registration Statement to be disseminated. The Marshall Complaint also alleges violation by the Telesat Defendants and the PSP Defendants, by virtue of their positions as controlling persons, of Section 20(a) of the Exchange Act in that they had supervisory control over the composition of the Registration Statement and the information disclosed therein, as well as the information that they claim was omitted and/or misrepresented in the Registration Statement.

Each of the Complaints seeks, among other things, to enjoin Defendants from proceeding with, consummating or closing the Transaction, unless and until Defendants disclose the material information which plaintiffs claim has been omitted from the Registration Statement; awarding plaintiffs the costs and disbursements of their actions, including reasonable attorneys’ and expert fees and expenses; and such other and further equitable relief as the court may deem just and proper. In addition, the Coffman Complaint and the Stein Complaint seek that the Loral Defendants account to plaintiffs for all damages suffered as a result of their alleged wrongdoing. The Stein Complaint and the Marshall Complaint also seek rescission, to the extent already implemented, of the Transaction Agreement or any of the terms thereof, or granting to plaintiff rescissory damages. The Marshall Complaint also seeks a declaration that the Individual Defendants disseminate a Registration Statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading and a declaration that Defendants violated Sections 14(a) and/or 20(a) of the Exchange Act, as well as Rule 14a-9 promulgated thereunder.

The Loral Defendants believe that they have, and intend vigorously to pursue, meritorious defenses to plaintiffs’ claims. There can be no assurance, however, that the Loral Defendants’ defenses will be successful with respect to all or some of plaintiffs’ claims, that resolution of the lawsuits will not result in additional unanticipated expense to the Company or that the lawsuits filed by plaintiffs will not cause a delay in consummation of the Transaction. Although no assurance can be provided, we do not believe that this matter will have a material adverse effect on Loral’s financial position or results of operations or on Loral’s ability to consummate the Transaction.

Other and Routine Litigation

Other than as set forth above, we are not currently subject to any legal proceedings that, if decided adversely, could have a material adverse effect on our financial position or results of operations. In the future, however, we may become subject to legal proceedings and claims, either asserted or unasserted, that may arise in the ordinary course of business or otherwise.

14. Related Party Transactions

MHR Fund Management LLC

Mark H. Rachesky, President and Chief Investment Officer of MHR Fund Management LLC (“MHR”), and Janet T. Yeung, a principal and the General Counsel of MHR, are members of Loral’s board of directors.

Various funds affiliated with MHR and Dr. Rachesky held, as of March 31, 2021 and December 31, 2020, approximately 39.9% of the outstanding voting common stock and 58.4% of the combined outstanding voting and non-voting common stock of Loral.

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

The Transaction Agreement provides for certain economic adjustments and contractual protections with respect to Loral’s assets and liabilities other than its indirect interest in Telesat. These include among others:

●	One Time Payment. To compensate PSP and Red Isle for certain tax inefficiencies for PSP and Red Isle related to the structure of the Transaction, Loral will make a payment of $7 million to Red Isle, subject to the extent of Loral’s available cash; however, if such payment is less than $7 million due to a lack of available cash, Telesat Partnership will be required to pay the balance of such unpaid amount to Red Isle no later than 35 trading days following consummation of the Transaction.

●	Absolute Indemnities. Loral, Telesat Corporation and Telesat CanHoldco will indemnify PSP for PSP’s pro rata share of costs relating to: (a) certain losses and litigation proceedings related to the Transaction, (b) certain out-of-pocket expenses of Loral after the Closing and (c) certain tax matters. This indemnification will be (i) independent of the accuracy of the underlying representations and warranties, (ii) in the case of the tax indemnification, subject to a cap of $50 million and (iii) subject to additional, customary limitations.

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

Full and Final Release and Amendment of Tolling Agreement.  Loral has asserted certain claims against PSP arising out of PSP’s actions in certain previous transaction processes relating to Telesat. PSP has asserted various counterclaims and Loral, PSP and Telesat have entered into a series of tolling agreements preventing those claims from being terminated due to the passing of the statute of limitations while negotiating the Transaction Agreement. In connection with the signing of the Transaction Agreement, the parties entered into a mutual release that will release those claims on the first to occur of the closing of the Transaction or the termination of the Transaction Agreement due to Loral’s material breach.

Standstill Agreement.  Loral and MHR have entered into a standstill agreement (the “MHR Standstill Agreement”) prohibiting MHR and its affiliates from, subject to the terms thereof, acquiring more than an additional 6% of the outstanding Voting Common Stock prior to the conclusion of the Loral stockholder meeting to be held to approve the

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Transaction. The MHR Standstill Agreement will terminate immediately upon the first to occur of the conclusion of the Loral stockholder meeting and termination of the Transaction Agreement.

Ownership Interest. As described in Note 5, we own a 62.6% economic interest and a 32.6% voting interest in Telesat and account for our ownership interest under the equity method of accounting.

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

Consulting Services Agreement.  On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement has a term of seven-years with an automatic renewal for an additional seven-year term if Loral is not then in material default under the Shareholders Agreement. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven-year term which expires on October 31, 2021. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three-month periods ended March 31, 2021 and 2020. For each of the three-month periods ended March 31, 2021 and 2020, Loral received payments in cash from Telesat, net of withholding taxes, of $1.2 million for consulting fees.

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

Administrative Fee.  Loral’s employees and retirees participate in certain welfare plans sponsored or managed by Telesat. Loral pays Telesat an annual administrative fee of $0.1 million and reimburses Telesat for the plan costs attributable to Loral participants. Amounts due to Telesat as of March 31, 2021 and December 31, 2020 were 0.2 million and 0.1 million, respectively.

Grant Agreements.  Loral, along with Telesat, PSP and 4440480 Canada Inc., an indirect wholly-owned subsidiary of Loral (the “Special Purchaser”), has entered into (i) a stock option grant agreement dated November 18, 2013 with respect to shares in Telesat with Telesat President and CEO, Daniel Goldberg (the “Goldberg Stock Option Grant Agreement”); (ii) an award agreement for Telesat restricted share units dated November 28, 2018 with Mr. Goldberg (the “Goldberg RSU Grant Agreement”); and (iii) restricted share unit grant agreements dated April 23, 2021 with respect to shares in Telesat (the “2021 RSU Grant Agreements” and, together with the Goldberg RSU Grant Agreement, the “RSU Grant Agreements”) with the following executives of Telesat:  Mr. Goldberg, Andrew Browne, Telesat Chief Financial Officer, Erwin Hudson, Telesat Vice President, LEO, and Michael Schwartz, Telesat Senior Vice President, Corporate and Business Development (each a “Participant” and collectively, the “Participants”).

The Goldberg Stock Option Grant Agreement documents a grant to Mr. Goldberg of Telesat stock options (including tandem SAR rights) and provides for certain rights, obligations and restrictions related to such stock options, which include, among other things: (w) the possible obligation of the Special Purchaser to purchase the shares in the place of Telesat should Telesat be prohibited by applicable law or under the terms of any credit agreement applicable to Telesat from purchasing such shares, or otherwise default on such purchase obligation, pursuant to the terms of the Goldberg Stock Option Grant Agreement; (x) the obligation of the Special Purchaser to purchase shares upon exercise by Telesat of its call right under Telesat’s Management Stock Incentive Plan in the event of Mr. Goldberg’s termination of employment; (y) the right of Mr. Goldberg to require the Special Purchaser or Loral to purchase a portion of the shares in Telesat owned by him in the event of exercise after termination of employment to cover taxes that are greater than the minimum withholding amount; and (z) the right of Mr. Goldberg to require Telesat to cause the Special Purchaser or Loral to purchase a portion of the shares in Telesat owned by him, or that are issuable to him under Telesat’s Management Stock Incentive Plan at the relevant time, in the event that more than 90% of Loral’s common stock is acquired by an unaffiliated third party that does not also purchase all of PSP’s and its affiliates’ interest in Telesat. Under an option cancellation agreement between Telesat and Mr. Goldberg, 220,000 options under the Goldberg Stock Option Agreement were cancelled, with the balance of the options under that agreement remaining outstanding.

The Goldberg RSU Grant Agreement documents a grant to Mr. Goldberg of restricted stock units with respect to shares in Telesat and provides for certain rights, obligations and restrictions related to such restricted stock units, which include, among other things:  (x) the possible obligation of the Special Purchaser to purchase the shares in the place of Telesat should Telesat be prohibited by applicable law or under the terms of any credit agreement applicable to Telesat from purchasing such shares, or otherwise default on such purchase obligation, pursuant to the terms of the Goldberg RSU Grant Agreement; and (y) the obligation of the Special Purchaser to purchase shares upon exercise by Telesat of its call right under Telesat’s Management Stock Incentive Plan in the event of the termination of Mr. Goldberg’s employment.

The 2021 RSU Grant Agreements document grants to the Participants of restricted share units with respect to shares in Telesat and provide for certain rights, obligations and restrictions related to such restricted share units, which include, among other things, the obligation of the Special Purchaser, prior to the occurrence of the Transaction, to purchase Telesat shares upon exercise by Telesat of its call right under Telesat’s Restricted Share Unit Plan in the event of the termination of a Participant’s employment.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Goldberg Stock Option Grant Agreement and the RSU Grant Agreements further provide that, in the event the Special Purchaser is required to purchase Telesat shares pursuant to such agreements, such shares, together with the obligation to pay for such shares, shall be transferred to a subsidiary of the Special Purchaser, which subsidiary shall be wound up into Telesat, with Telesat agreeing to the acquisition of such subsidiary by Telesat from the Special Purchaser for nominal consideration and with the purchase price for the shares being paid by Telesat within ten (10) business days after completion of the winding-up of such subsidiary into Telesat.

Other than the stock options that remain outstanding under the Goldberg Stock Option Grant Agreement as discussed above, stock options to purchase shares in Telesat previously granted by Telesat to certain Telesat executives (Messrs. Goldberg, Browne, Hudson and Schwartz) and a former Telesat executive (Mr. Cayouette) under stock option grant agreements among Telesat, such Telesat executives or former executive, PSP, Loral and the Special Purchaser have been either exercised for Telesat shares or cancelled, and, accordingly, neither Loral nor the Special Purchaser has any further obligations under those agreements.

Other

We own 56% of the ordinary membership interests of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. On July 1, 2020, Loral, XTAR and Hisdesat restructured their relationship (see Note 5). As part of the restructuring, XTAR and Loral terminated the Loral Management Agreement pursuant to which Loral provided general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral at the time of the restructuring, primarily due to the Loral Management Agreement, were $6.6 million, and we had an allowance of $6.6 million against these receivables. On July 2, 2020, Loral received from XTAR $5.9 million in full and final settlement of the past due receivable outstanding of $6.6 million under the Loral Management Agreement. As of March 31, 2021 and December 31, 2020, Loral had a receivable of $0.1 million from XTAR.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. For each of the three-month periods ended March 31, 2021 and 2020, Mr. Targoff earned $360,000 in consulting fees and reimbursed Loral net expenses of $11,250.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

INDEX

Topic	Location
Overview	Page 26
Consolidated Operating Results	Page 32
Liquidity and Capital Resources:
Loral	Page 35
Telesat	Page 36
Statements of Cash` Flows	Page 39
Affiliate Matters	Page 39
Commitments and Contingencies	Page 39
Other Matters	Page 39

Loral Space & Communications Inc., a Delaware corporation, together with its subsidiaries (“Loral,” the “Company,” “we,” “our,” and “us”) is a leading satellite communications company engaged, through our ownership interests in affiliates, in satellite-based communications services.

Disclosure Regarding Forward-Looking Statements

Except for the historical information contained in the following discussion and analysis, the matters discussed below are not historical facts, but are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, we or our representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts. These forward-looking statements can be identified by the use of words such as “believes,” “expects,” “plans,” “may,” “will,” “would,” “could,” “should,” “anticipates,” “estimates,” “project,” “intend” or “outlook” or other variations of these words. These statements, including without limitation, those relating to Telesat, are not guarantees of future performance and involve risks and uncertainties that are difficult to predict or quantify. Actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond our control. For a detailed discussion of these and other factors and conditions, please refer to the Commitments and Contingencies section below and to our other periodic reports filed with the SEC. We operate in an industry sector in which the value of securities may be volatile and may be influenced by economic and other factors beyond our control. We undertake no obligation to update any forward-looking statements.

Overview

As previously disclosed, on November 23, 2020, Loral entered into a Transaction Agreement and Plan of Merger (as it may be amended from time to time, the “Transaction Agreement”) with Telesat Canada, a Canadian corporation (“Telesat”), Telesat Partnership LP, a limited partnership formed under the laws of Ontario, Canada (“Telesat Partnership”), Telesat Corporation, a newly formed corporation incorporated under the laws of the Province of British Columbia, Canada and the sole general partner of Telesat Partnership (“Telesat Corporation”), Telesat CanHold Corporation, a corporation incorporated under the laws of British Columbia, Canada and wholly owned subsidiary of Telesat Partnership (“Telesat CanHoldco”), Lion Combination Sub Corporation, a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Public Sector Pension Investment Board, a Canadian Crown corporation (“PSP”), and Red Isle Private Investments Inc., a Canadian corporation and wholly owned subsidiary of PSP (“Red Isle”), under which Merger Sub will merge with and into Loral, with Loral surviving the merger as a wholly owned subsidiary of Telesat Partnership (the “Merger”), and Loral stockholders receiving common shares of Telesat Corporation and/or units of Telesat Partnership that will be exchangeable for common shares of Telesat Corporation following the expiration of a six-month lock-up period (the “Transaction”).

The Transaction Agreement contains a number of customary conditions that must be fulfilled to complete the Transaction, including (i) approval of (A) a majority of the outstanding Loral voting common stock and (B) a majority of the outstanding Loral voting common stock not held by MHR, PSP, any other party to the Transaction Agreement or certain of their respective affiliates; (ii) the parties having obtained certain regulatory consents and approvals; (iii) no legal proceedings having been commenced that would enjoin or prohibit the consummation of the Transaction; (iv) the listing of the Class A and Class B shares of Telesat Corporation on a U.S. securities exchange; (v) no “Material Adverse Effect” (as defined in the Transaction Agreement) having occurred; (vi) Telesat remaining in good standing with respect to its material debt obligations; (vii) the accuracy of certain representations (subject to certain qualifications as to materiality) and material performance of certain covenants by the parties, subject to specified exceptions; (viii) effectiveness of the registration statement on Form F-4 and the issuance of a receipt for each of the Canadian preliminary and final prospectuses in respect of the Transaction; (ix) no U.S., Canadian or Spanish governmental agency having commenced civil or criminal proceeding against Loral alleging that any member of the “Loral Group” has criminally violated any law, and no member of the “Loral Group” having been indicted or convicted for, or pled nolo contendere to, any such alleged criminal violation; (x) Loral remaining solvent and not having entered into any bankruptcy or related proceeding; and (xi) the delivery by the parties of certain closing deliverables. If the parties have confirmed that all the conditions are satisfied or waived (other than those conditions that by their terms are to be satisfied at the closing of the Transaction (the “Closing”), but which conditions are capable of being satisfied at the Closing), then PSP and Loral will each have the right to extend the Closing for any number of periods of up to 30 days each and no longer than 120 days in the aggregate, from the date on which the Closing otherwise would have occurred. If the Closing is extended, the Closing will occur on the first two consecutive business days commencing on the fifth business day after the expiration of the final extension period on which the conditions are satisfied or waived (other than the conditions (i) with respect to no “Material Adverse Effect” (as defined in the Transaction Agreement) having occurred, (ii) that by their terms are to be satisfied at the Closing, but subject to the satisfaction or waiver of such conditions at the Closing and (iii) if PSP extends the Closing, with respect to a civil or criminal legal proceeding alleging that Loral or any of its subsidiaries (excluding XTAR, LLC (“XTAR”) and Globalstar de Mexico, S. de R.L. de C.V. (“GdM”) and their subsidiaries), has criminally violated a law). Subject to the satisfaction of the conditions to Closing and any extensions described above, we expect to complete the Transaction in the third quarter of 2021.

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

In connection with the Transaction, on April 26, 2021, Telesat Corporation and Telesat Partnership filed a Registration Statement on Form F-4 with the SEC.

Description of Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations primarily through its ownership interest in Telesat, a leading global satellite operator. Telesat provides its satellite and communication services from a fleet of geostationary satellites that occupy Canadian and other orbital locations. Telesat is also developing a planned global constellation of low earth orbit (“LEO”) satellites known as “Telesat Lightspeed.” Loral holds a 62.6% economic interest and a 32.6% voting interest in Telesat as of March 31, 2021.

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

As of March 31, 2021, Telesat provided satellite services to customers from its fleet of 15 geostationary satellites, as well as the Canadian payload on the ViaSat-1 satellite. Telesat also manages the operations of additional satellites for third parties. As of March 31, 2021, Telesat’s contracted backlog from its geostationary satellite business was approximately $2.0 billion.

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

Telesat continues to advance its Telesat Lightspeed plans:

In February 2021, Telesat announced that it entered into an agreement with Thales Alenia Space (“TAS”) to be the prime manufacturer of the Telesat Lightspeed constellation and that TAS and its affiliate Telespazio have made a Lightspeed capacity commitment in connection with the agreement. Under the terms of the agreement, the parties provided for continued advancement of the program while Telesat progresses the financing for the project. The execution of the definitive manufacturing agreement, the commencement of full construction activities and the final constellation deployment schedule are subject to, and conditional upon, the progress of the financing of the program.

In February 2021, Telesat announced that it had selected MDA Communications Holdings, Inc. (“MDA”) to manufacture the phased array antennas to be incorporated into the Telesat Lightspeed satellites. Under the terms of the agreement Telesat executed with MDA, the parties provided for continued advancement of the program while Telesat progresses the financing for the project.

In February 2021, Telesat announced that it had entered into a Memorandum of Understanding (the “MOU”) with the government of Québec for an investment of CAD 400 million into Telesat Lightspeed. Under the terms of the MOU, the investment by the government of Québec will consist of CAD 200 million in preferred equity as well as a CAD 200 million loan. Telesat expects that a final agreement will be completed in the coming months.

The government of Quebec’s CAD 400 million investment is subject to a number of conditions, including financing and the entering into of a further definitive agreement. There are numerous risks and uncertainties associated with Telesat’s business, including its planned Telesat Lightspeed constellation.

Government Grant

In May 2019, Telesat entered into an agreement with the government of Canada pursuant to which the government of Canada will contribute up to CAD 85 million through July 31, 2023 to support the development of the Telesat Lightspeed constellation. In return for the grant, Telesat made a number of commitments to the government of Canada, including commitments to conduct over CAD 200 million of research and development activities in Canada as well as to expand Telesat’s Canadian workforce. As of March 31, 2021, Telesat claimed CAD 18.6 million against the government grant and incurred CAD 231 million in connection with this program.

During the three months ended March 31, 2021, Telesat claimed CAD 1.6 million against the government grant and incurred CAD 41.2 million in connection with this program.

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

After decades of developing and successfully operating its geosynchronous orbit-based satellite services business, Telesat is now poised to revolutionize the provision of global broadband connectivity by developing Telesat Lightspeed, which Telesat believes will be the world’s most advanced constellation of LEO satellites and integrated terrestrial infrastructure.

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

In 2021, Telesat remains focused on increasing utilization of its existing satellites, the development of the Telesat Lightspeed constellation, identifying and pursuing opportunities to invest in other expansion of satellite capacity and leveraging the value of its spectrum rights, all while maintaining operating discipline.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. For the three months ended March 31, 2021, approximately 51.5% of Telesat’s revenues, 38.6% of its operating expenses, 100% of its interest expense and the majority of its capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated indebtedness and cash and short-term investments. As of March 31, 2021, Telesat’s U.S. dollar denominated debt totaled $2.5 billion. As of March 31, 2021, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar on financial assets and liabilities would have increased (decreased) Telesat’s net income by approximately $122.5 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

Telesat Subsequent Event

Debt Offering

On April 27, 2021, Telesat issued $500 million in aggregate principal amount of 5.625% senior secured notes maturing on December 6, 2026 (the “5.625% Senior Secured Notes”).

Interest on the 5.625% Senior Secured Notes will be payable on June 1 and December 1 of each year, commencing on December 1, 2021, to holders of record on the immediately preceding May 15 or November 15, as the case may be.

The 5.625% Senior Secured Notes indenture includes covenants and terms that restrict Telesat’s ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, investments or acquisitions, enter into certain transactions with affiliates, modify or cancel its satellite insurance, effect mergers with another entity, and redeem the 5.625% Senior Secured Notes, without penalty, before December 6, 2022, in each case subject to exceptions provided in the 5.625% Senior Secured Notes indenture.

Other

We own 56% of the ordinary membership interests of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. Hisdesat owns the remaining 44% of the ordinary membership interests and all of XTAR’s Class A membership interests, which have liquidation priority over the ordinary membership interests.  Prior to July 1, 2020, XTAR owned and operated an X-band satellite, XTAR–EUR (the “Satellite”) located at the 29° E.L. orbital slot (the “Orbital Slot”). In addition, prior to July 1, 2020, XTAR leased from Hisdesat 7.2 72MHz X-band transponders on the Spainsat satellite located at 30° W.L. (the “Transponder Lease”). For services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee under a management agreement with Loral (the “Loral Management Agreement”).

On July 1, 2020, Loral, XTAR and Hisdesat restructured their relationship, including, among other things, the following: (i) Hisdesat purchased the Satellite and certain assets related to operation of the Satellite (the “Purchased Assets”) from XTAR; (ii) XTAR’s agreement with Hisdesat to operate the Satellite at the Orbital Slot was terminated and the rights and licenses to operate the Satellite at the Orbital Slot reverted to Hisdesat; (iii) the Transponder Lease was terminated; (iv) XTAR and Hisdesat entered into an agreement under which XTAR will continue to market and sell capacity on the Satellite and on the Spainsat satellite; (v) XTAR and Loral terminated the Loral Management Agreement; and (vi) Loral granted to Hisdesat an option to acquire for nominal consideration, subject to receipt of all required regulatory approvals, Loral’s membership interests in XTAR. As of the date of this report, Hisdesat has not exercised this option. On July 2, 2020, Loral received from XTAR $5.9 million from the proceeds of the sale of the Purchased Assets in full and final settlement of the past due receivable outstanding of $6.6 million under the Loral Management Agreement.

COVID-19

On March 11, 2020, the World Health Organization designated the COVID-19 coronavirus as a global pandemic. Various policies and initiatives have been implemented worldwide to reduce the global transmission of COVID-19, including the promotion of social distancing and the adoption of remote working policies.

Although the COVID-19 pandemic has had a limited impact on Telesat’s and our ability to operate our respective businesses, Telesat’s customers in the maritime and aeronautical markets have been significantly impacted by the pandemic. At the request of some of these customers, Telesat amended the terms of certain of their contracts to mitigate the adverse financial impact that COVID-19 is having on their respective businesses. These arrangements have had an adverse impact on Telesat’s revenues and will continue to adversely impact Telesat’s revenues in the near term. While not sufficient to offset adverse impacts referred to above, Telesat experienced some increased demand for services as a result of COVID-19, primarily from rural broadband connectivity services.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, and on April 24, 2020, the Paycheck Protection Program and Healthcare Enhancement Act was signed into law (collectively, the “COVID-19 Acts”) The COVID-19 Acts provided substantial stimulus and assistance packages intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The COVID-19 Acts reduced our income tax provision for the three months ended March 31, 2020 by approximately $3.1 million. We continue to monitor any other effects that may result from the COVID-19 Acts.

Consolidated Operating Results

See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC and Note 2 to the financial statements.

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the three months ended March 31, 2021.

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

The following compares our consolidated results for the three months ended March 31, 2021 and 2020 as presented in our financial statements:

General and Administrative Expenses

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
General and administrative expenses	$1,729	$1,648

General and administrative expenses were comparable for the three months ended March 31, 2021 and 2020.

Interest and Investment Income

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Interest and investment income	$2	$937

Interest and investment income decreased by $0.9 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to the lower cash balance resulting primarily from payment of cash dividends of $170.1 million and $46.4 million in May 2020 and December 2020, respectively, and lower interest rates earned on the cash balance during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Other Expense

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Other expense	$2,375	$1,437

For the three months ended March 31, 2021 and 2020, other expense primarily includes Transaction related expenses.

Income Tax Benefit (Provision)

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Income tax benefit (provision)	$222	$(2,116)

For the three months ended March 31, our income tax benefit (provision) is summarized as follows: (i) for 2021, we recorded a current income tax provision of $0.3 million and a deferred tax benefit of $0.5 million resulting in a net tax benefit of $0.2 million and (ii) for 2020, we recorded a current and deferred tax provision of $0.5 million and $1.6 million, respectively, resulting in a total tax provision of $2.1 million. Our deferred income tax provision for 2020 included a benefit of $3.1 million from the COVID-19 Acts.

Our income tax benefit (provision) for each period is computed by applying an expected effective annual tax rate against the pre-tax results for the three-month periods ended March 31, 2021 and 2020 (after adjusting for certain tax items that are discrete to each period). The current income tax provision for each period includes our anticipated income tax liability related to Global Intangible Low Taxed Income (“GILTI”) from Telesat and our provision for uncertain tax positions (“UTPs”). After utilizing our net operating loss carryforwards and allowable tax credits, federal income tax on GILTI from Telesat was zero for each of the periods. The deferred income tax benefit (provision) for each period includes the impact of equity in net income (loss) of affiliates from our condensed consolidated statement of operations and the periodic effect of our accounting for GILTI. Since our deferred tax assets related to the investment in Telesat will be realized from the future recognition of GILTI, the federal portion of these deferred tax assets was valued at zero as of March 31, 2021 and December 31, 2020.

During 2021, the statute of limitations for assessment of additional tax will expire with regard to certain UTPs, potentially resulting in a $19.3 million reduction to our income tax provision.

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

Equity in Net Income (Loss) of Affiliates

	Three Months Ended
	March 31,
	2021	2020

	(In thousands)
Telesat	$34,602	$(117,074)

As of March 31, 2021, we held a 62.6% economic interest and a 32.6% voting interest in Telesat. Loral’s equity in net income (loss) of Telesat is based on our proportionate share of Telesat’s results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in U.S. dollars. The amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income of Telesat. Our equity in net income of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”) and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets.

The following is a reconciliation of the changes in our investment in Telesat for the three months ended March 31, 2021:

	Three Months Ended
	March 31, 2021
	(In thousands)
Balance, January 1, 2021		$192,664
Components of equity in net income of Telesat:
Equity in net income of Telesat	$33,517
Eliminations of affiliate transactions and related amortization	1,085	34,602
Proportionate share of Telesat other comprehensive loss		(2,133)
Balance, March 31, 2021		$225,133

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars and U.S. dollars as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020 follows (in thousands):

	March 31,	December 31,	March 31,	December 31,
	2021	2020	2021	2020

	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	954,395	894,835	759,747	703,210
Total assets	5,048,272	5,018,579	4,018,684	3,943,875
Current liabilities	197,371	165,233	157,117	129,849
Long-term debt	3,120,043	3,159,944	2,483,716	2,483,256
Total liabilities	3,967,239	3,996,600	3,158,126	3,140,747
Shareholders’ equity	1,081,033	1,021,979	860,558	803,128
Period end exchange rate for translating Canadian
dollars to U.S. dollars (1 U.S. dollar equals)	1.2562	1.2725

	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	191,269	209,450	150,054	158,565
Operating expenses	(40,203)	(46,650)	(31,540)	(35,316)
Depreciation and amortization	(54,446)	(59,992)	(42,713)	(45,417)
Other operating expense	(631)	(221)	(495)	(167)
Operating income	95,989	102,587	75,306	77,665
Interest expense	(42,191)	(54,880)	(33,100)	(41,547)
Foreign exchange gain (loss)	34,960	(292,771)	27,427	(221,643)
Gain (loss) on financial instruments	2,020	(9,253)	1,585	(7,005)
Other (loss) income	(1,015)	4,676	(797)	3,539
Income tax (provision) benefit	(21,555)	900	(16,910)	682
Net income (loss)	68,208	(248,741)	53,511	(188,309)
Average exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.2747	1.3211

Telesat’s revenue decreased by $8.5 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due primarily to a slight reduction of broadcast service for a North American DTH customer, the impact of the COVID-19 pandemic on certain of Telesat’s enterprise customers and the end of a significant consulting agreement. These decreases were partially offset by the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue. The foreign exchange rate change increased Telesat’s revenue by $2.6 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Telesat’s operating expenses decreased by $3.8 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to lower expenses related to development of Telesat’s planned LEO constellation, net of amounts to be reimbursed under a grant from the Canadian government, higher capitalized engineering costs, reversal of bad debt expense in the current quarter compared to a bad debt expense in the same quarter of the previous year and lower equipment cost of sales, partially offset by higher compensation cost and employee benefits due to the hiring of additional employees primarily to support the Telesat Lightspeed program and higher third party services. The foreign exchange rate change increased Telesat’s operating expenses by an insignificant amount for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Telesat’s depreciation and amortization decreased by $2.7 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to the end of useful life, for accounting purposes, of the Anik F1R satellite in the fourth quarter of 2020.

Backlog

Telesat’s backlog as of March 31, 2021 and December 31, 2020 was $2.0 billion and $2.1 billion, respectively.

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

Cash and Available Credit

At March 31, 2021, Loral had $25.5 million of cash and cash equivalents and no debt. The Company’s cash and cash equivalents as of March 31, 2021 decreased by $6.2 million from December 31, 2020 due primarily to corporate expenses of $3.5 million adjusted for changes in working capital and net of consulting fees from Telesat, payments of $2.4 million related to strategic initiatives and pension and other post-retirement funding of $0.3 million. A discussion of cash changes by activity is set forth in the sections “Net Cash Used in Operating Activities.”

Loral did not have a credit facility as of March 31, 2021 and December 31, 2020.

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

We currently invest our cash primarily in two liquid government AAA money market funds. The dispersion across funds reduces the exposure of a default at any one fund.

Liquidity

We believe that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months or until the Closing of the Transaction, if sooner. We expect that our major cash outlays during the next 12 months will include general corporate expenses net of consulting fees from Telesat and costs associated with completing the Transaction, including employee severance costs and professional fees. Loral receives consulting fees from Telesat of $1.25 million per quarter under a consulting agreement which expires on October 31, 2021.

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

Telesat

Cash and Available Credit

As of March 31, 2021, Telesat had CAD 883.1 million of cash and short-term investments as well as approximately $200 million of borrowing availability under its revolving credit facility.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of March 31, 2021, cash flows from operating activities, and drawings on the revolving credit facility under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including required interest and principal payments on debt and Telesat’s capital requirements. This includes the commitments Telesat has made to date for the Telesat Lightspeed program, but does not include the capital that would be required to complete construction of the constellation.

The construction of any satellite replacement or expansion program will require significant capital expenditures, and in particular Telesat currently estimates that its planned Telesat Lightspeed constellation will require a capital investment of approximately $5 billion for satellites, launch vehicles, insurance and related ground systems. Cash required for any future satellite programs may be funded from a range of sources including: cash and short-term investments; cash flow from operating activities; cash flow from customer prepayments; through borrowings on the revolving credit facility under Telesat’s senior secured credit facilities; vendor financing; equity investments, including through the issuance of public equity; export credit agency financing; additional secured or unsecured debt financing; proceeds received from repurposing C-band spectrum, and from government sources. In addition, Telesat may sell certain satellite assets and, in accordance with the terms and conditions of Telesat’s senior secured credit facilities, reinvest the proceeds in replacement satellites or pay down indebtedness under Telesat’s senior secured credit facilities. Telesat’s ability to access these sources of funding, however, is not guaranteed, and therefore, Telesat may not be able to fully fund additional replacement or new satellite programs.

Debt

Telesat’s debt as of March 31, 2021 and December 31, 2020 was as follows:

			March 31,	December 31,
	Maturity	Currency	2021	2020

			(In thousands)
Senior Secured Credit Facilities:
Revolving credit facility	December 2024	USD or CAD equivalent	$—	$—
Term Loan B - U.S. facility	December 2026	USD	1,552,815	1,552,815
6.5% Senior notes	October 2027	USD	550,000	550,000
4.875% Senior secured notes	June 2027	USD	400,000	400,000
			2,502,815	2,502,815
Less: Deferred financing costs and
prepayment options			1,869	1,824
Total debt under international financial
reporting standards			2,504,684	2,504,639
U.S. GAAP adjustments			(20,968)	(21,383)
Total debt under U.S. GAAP			2,483,716	2,483,256
Current portion			—	—
Long-term portion			$2,483,716	$2,483,256

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

Telesat’s senior secured credit facilities are comprised of the following facilities:

i — Revolving Credit Facility

Telesat’s revolving credit facility (“Revolving Facility”) is a $200 million loan facility available in either U.S. dollar or Canadian dollar equivalent, maturing in December 2024. Loans under the Revolving Facility bear interest at a floating interest rate. For Canadian Prime Rate and Alternative Base Rate (“ABR”) loans, an applicable margin ranging from 0.75% to 1.25% is applied to the Prime Rate and ABR as these interest rates are defined in the senior credit facilities. For Bankers’ Acceptance (“BA”) Loans and Eurodollar Loans, an applicable margin ranging from 1.75% to 2.25% is applied to either the BA interest rate or LIBOR. The rates on the Revolving Facility vary depending upon the results of the first lien leverage ratio. Telesat’s Revolving Facility currently has an unused commitment fee that ranges from 25 to 37.5 basis points per annum, depending upon the result of the total leverage ratio. As of March 31, 2021, other than approximately CAD 0.3 million in drawings related to letters of credit, there were no borrowings under this facility.

ii — Term Loan B — U.S. Facility

Telesat’s term loan B — U.S. facility (“U.S. TLB Facility”) is a $1,908.5 million facility maturing in December 2026. As of March 31, 2021, $1,552.8 million of this facility was outstanding, which represents the full amount available. The borrowings under Telesat’s U.S. TLB Facility bear interest at a floating rate of either: (i) LIBOR as periodically determined for interest rate periods selected by Telesat in accordance with the terms of the senior secured credit facilities plus an applicable margin of 2.75%; or (ii) Alternative Base Rate as determined in accordance with the terms of the senior secured credit facilities plus an applicable margin of 1.75%.

In December 2020, Telesat made a $341.4 million prepayment on its outstanding term loans under its U.S. TLB Facility. The mandatory principal repayments on Telesat’s U.S. TLB Facility are one quarter of 1.00% of the value of the loan, which must be paid on the last day of each quarter. As a result of the prepayment made in December 2020, mandatory quarterly principal repayments will no longer be required.

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

As of March 31, 2021, Telesat was in compliance with the financial covenants of its senior secured credit facilities, the indenture governing its senior secured notes and the indenture governing its senior notes.

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

Debt Service Cost

The interest expense on Telesat’s senior secured credit facilities, senior notes, senior secured notes and interest rate swaps, excluding the impact of the amortization of deferred financing costs, prepayment options and loss on repayment for the year ended December 31, 2021, is expected to be approximately CAD 140.1 million.

Derivatives

Telesat uses, from time to time, interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

As of March 31, 2021, Telesat had two outstanding interest rate swaps which hedge the interest rate risk associated with the variable interest rate on $900 million of U.S. denominated Term Loan B borrowings. These contracts, which mature in September 2021 and September 2022, are at fixed interest rates of 1.95% and 2.04%, respectively, excluding applicable margin. As of March 31, 2021, the fair value of the interest rate swaps was a liability of $11.4 million.

Telesat also has foreign currency embedded derivatives in its purchase contracts with suppliers and sales contracts with customers as a result of some of these contracts being denominated in a currency other than the functional currency of the substantial parties to the respective contract. The fair value of these foreign currency embedded derivatives as of March 31, 2021 was a net liability of $7.3 million.

Capital Expenditures

Telesat has entered into contracts for the development of Telesat Lightspeed constellation and other capital expenditures. The outstanding commitments associated with these contracts were approximately CAD 237.1 million as of March 31, 2021. These expenditures may be funded from some or all of the following: cash and short-term investments; cash flow from operating activities; cash flow from customer prepayments; or funds available under the revolving credit facility.

Statements of Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $6.2 million for the three months ended March 31, 2021, consisting primarily of a $4.1 million cash use attributable to net income adjusted for non-cash operating items, a $1.4 million decrease in accrued employment costs and other current liabilities, a $0.4 million decrease in pension and other post-retirement liabilities and a $0.6 million increase in other current assets, partially offset by a $0.2 million increase in other liabilities.

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

Commitments and Contingencies

Our business and operations are subject to a number of significant risks, the most significant of which are summarized in Part II, Item 1A — Risk Factors and also in Note 13 to our financial statements.

Other Matters

Recent Accounting Pronouncements

There are no accounting pronouncements that have been issued but not yet adopted that we believe will have a significant impact on our financial statements.

Item 4. Disclosure Controls and Procedures

(a)	Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

We discuss certain legal proceedings pending against the Company in the notes to our financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 13 to our financial statements for this discussion.

Item 1A. Risk Factors

Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, the section of our Annual Report on Form 10-K for the year ended December 31, 2020 in “Item 1A. Risk Factors.” There are no material changes to those risk factors.

In that Annual Report, however, under “Risk Factors Associated with Satellite Services,” we identify one such risk as “Some of Telesat’s satellites have experienced in-orbit anomalies and may in the future experience further anomalies that may affect their performance.” As previously reported, Telstar 19 VANTAGE has suffered a number of failures of heaters that support the operation of two of the three batteries on the satellite. The satellite manufacturer is currently investigating the root cause of the anomaly. There is a risk that the satellite may experience additional heater failures. Thus far, the functionality of the batteries and services on Telstar 19 VANTAGE have not been impacted by the failures. Tests performed in orbit and on the ground have validated operational workarounds that Telesat can implement to maintain battery function in the event Telstar 19 VANTAGE were to suffer additional heater failures on the batteries.

The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information

On January 5, 2021, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with Rule 5620(a) of the Nasdaq Listing Rules (the “Nasdaq Rules”) as a result of the Company not having held an annual meeting of stockholders within 12 months of the end of the Company’s fiscal year on December 31, 2019. The Nasdaq notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the Nasdaq Global Select Market.

The Nasdaq notice stated that, under the Nasdaq Rules, the Company had 45 calendar days to submit a plan to regain compliance with the Nasdaq Rules. On February 17, 2021, we submitted to Nasdaq our plan to regain compliance with the Nasdaq Rules by holding an annual meeting of stockholders for 2020. On April 20, 2021, the Company received a notice from the Listing Qualifications Department of Nasdaq that the Nasdaq staff had determined to grant the Company an extension to June 30, 2021 to regain compliance with Rule 5620(a) of the Nasdaq Rules. The Company plans to hold its annual meeting of stockholders for 2020 on or before June 30, 2021.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number		Description

3.1	—	Amendment No. 2 to Amended and Restated Bylaws of Loral Space & Communications dated April 22, 2021(1)

10.1	—

Restricted Share Unit Grant Agreement dated April 23, 2021 by and among Telesat Canada, Loral Space & Communications Inc., Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(1)*

10.2	—

Restricted Share Unit Grant Agreement dated April 23, 2021 by and among Telesat Canada, Loral Space & Communications Inc., Public Sector Pension Investment Board, 4440480 Canada Inc. and Andrew Browne(1)*

10.3	—

Restricted Share Unit Grant Agreement dated April 23, 2021 by and among Telesat Canada, Loral Space & Communications Inc., Public Sector Pension Investment Board, 4440480 Canada Inc. and Erwin Hudson(1)*

10.4	—

Restricted Share Unit Grant Agreement dated April 23, 2021 by and among Telesat Canada, Loral Space & Communications Inc., Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael Schwartz(1)*

31.1	—	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of President pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

99.1	—

Indenture, dated April 27, 2021, with respect to Telesat Canada’s 5.625% Senior Secured Notes due 2026, among Telesat Canada and Telesat LLC, as co-issuers, the guarantors party thereto and The Bank of New York Mellon, as Trustee and as a Notes Collateral Agent and the other Notes Collateral Agents party thereto(2)

101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	—	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 has been formatted in Inline XBRL.

(1)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 26, 2021
(2)	Incorporated by reference from the Report of Foreign Issuer on Form 6-K filed by Telesat Canada on April 27, 2021
*	Management contract or compensatory plan, contract or arrangement with directors or named executive officers

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

Date: May 14, 2021