Form 10-Q
period 2021-06-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2021-08-13
CIK 1006269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended June 30, 2021

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$23,231	$31,631
Income tax refund receivable	1,226	1,228
Other current assets	1,654	1,232
Total current assets	26,111	34,091
Right-of-use asset	315	342
Investments in affiliates	248,371	192,664
Deferred tax assets	28,236	27,339
Other assets	33	33
Total assets	$303,066	$254,469

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$2,003	$2,839
Other current liabilities	2,915	2,002
Total current liabilities	4,918	4,841
Pension and other post-retirement liabilities	19,599	20,181
Other liabilities	20,410	19,914
Total liabilities	44,927	44,936
Commitments and contingencies
Shareholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized	—	—
Series A junior participating preferred stock, $0.01 par value,
50,000 shares authorized, no shares issued and outstanding	—	—
Series B preferred stock, $0.01 par value, 5 shares authorized,
5 issued and outstanding	—	—
Common Stock:
Voting common stock, $0.01 par value; 50,000,000 shares authorized,
21,581,572 issued	216	216
Non-voting common stock, $0.01 par value; 20,000,000 shares authorized
9,505,673 issued and outstanding	95	95
Paid-in capital	1,019,988	1,019,988
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(676,995)	(729,202)
Accumulated other comprehensive loss	(75,573)	(71,972)
Total shareholders' equity	258,139	209,533
Total liabilities and shareholders' equity	$303,066	$254,469

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
General and administrative expenses	$(1,900)	$(1,801)	$(3,629)	$(3,449)
Operating loss	(1,900)	(1,801)	(3,629)	(3,449)
Interest and investment income	1	92	3	1,029
Interest expense	(5)	(6)	(11)	(11)
Other expense	(2,097)	(2,703)	(4,472)	(4,140)
Loss before income taxes and equity in net income (loss) of affiliates	(4,001)	(4,418)	(8,109)	(6,571)
Income tax benefit (provision)	201	1,469	423	(647)
Loss before equity in net income (loss) of affiliates	(3,800)	(2,949)	(7,686)	(7,218)
Equity in net income (loss) of affiliates	25,291	76,515	59,893	(40,559)
Net income (loss)	21,491	73,566	52,207	(47,777)
Other comprehensive (loss) income, net of tax	(1,785)	(17,179)	(3,601)	14,111
Comprehensive income (loss)	$19,706	$56,387	$48,606	$(33,666)

Net income (loss) per share:
Basic	$0.69	$2.38	$1.69	$(1.54)
Diluted	$0.64	$2.36	$1.62	$(1.54)

Weighted average common shares outstanding:
Basic	30,933	30,933	30,933	30,933
Diluted	31,032	31,017	31,032	30,933

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2020	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(605,766)	$(54,914)	$350,027
Net loss								(121,343)
Other comprehensive income									31,290
Comprehensive loss										(90,053)
Balance, March 31, 2020	21,582	216	9,506	95	1,019,988	154	(9,592)	(727,109)	(23,624)	259,974
Net income								73,566
Other comprehensive loss									(17,179)
Comprehensive income										56,387
Common dividend paid ($5.50 per share)								(170,130)		(170,130)
Balance, June 30, 2020	21,582	216	9,506	95	1,019,988	154	(9,592)	(823,673)	(40,803)	146,231
Net income								140,870
Other comprehensive loss									(31,169)
Comprehensive income										109,701
Common dividend paid ($1.50 per share)								(46,399)		(46,399)
Balance, December 31, 2020	21,582	216	9,506	95	1,019,988	154	(9,592)	(729,202)	(71,972)	209,533
Net income								30,716
Other comprehensive loss									(1,816)
Comprehensive income										28,900
Balance, March 31, 2021	21,582	216	9,506	95	1,019,988	154	(9,592)	(698,486)	(73,788)	238,433
Net income								21,491
Other comprehensive loss									(1,785)
Comprehensive income										19,706
Balance, June 30, 2021	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(676,995)	$(75,573)	$258,139

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Operating activities:
Net income (loss)	$52,207	$(47,777)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Non-cash operating items (Note 2)	(60,222)	40,900
Changes in operating assets and liabilities:
Other current assets	(422)	56
Accrued employment costs and other current liabilities	113	(570)
Income tax refund receivable, net of payable	9	(898)
Pension and other post-retirement liabilities	(581)	(948)
Other liabilities	496	1,926
Net cash used in operating activities	(8,400)	(7,311)
Financing activities:
Dividend paid	—	(170,130)
Net cash used in financing activities	—	(170,130)
Cash, cash equivalents and restricted cash — period decrease	(8,400)	(177,441)
Cash, cash equivalents and restricted cash (Note 2) — beginning of year	31,935	259,371
Cash, cash equivalents and restricted cash (Note 2) — end of period	$23,535	$81,930

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

The Transaction Agreement contains a number of customary conditions that must be fulfilled to complete the Transaction, including (i) approval of (A) a majority of the outstanding Loral voting common stock and (B) a majority of the outstanding Loral voting common stock not held by MHR Fund Management LLC (“MHR”), PSP, any other party to the Transaction Agreement or certain of their respective affiliates; (ii) the parties having obtained certain regulatory consents and approvals; (iii) no legal proceedings having been commenced that would enjoin or prohibit the consummation of the Transaction; (iv) the listing of the Class A and Class B shares of Telesat Corporation on a U.S. securities exchange; (v) no “Material Adverse Effect” (as defined in the Transaction Agreement) having occurred; (vi) Telesat remaining in good standing with respect to its material debt obligations; (vii) the accuracy of certain representations (subject to certain qualifications as to materiality) and material performance of certain covenants by the parties, subject to specified exceptions; (viii) effectiveness of a registration statement on Form F-4 in connection with the Transaction (the “Registration Statement”) and the issuance of a receipt for each of the Canadian preliminary and final prospectuses in respect of the Transaction; (ix) no U.S., Canadian or Spanish governmental agency having commenced civil or criminal proceeding against Loral alleging that any member of the “Loral Group” has criminally violated any law, and no member of the “Loral Group” having been indicted or convicted for, or pled nolo contendere to, any such alleged criminal violation; (x) Loral remaining solvent and not having entered into any bankruptcy or related proceeding; and (xi) the delivery by the parties of certain closing deliverables. If the parties have confirmed that all the conditions are satisfied or waived (other than those conditions that by their terms are to be satisfied at the closing of the Transaction (the “Closing”), but which conditions are capable of being satisfied at the Closing), then PSP and Loral will each have the right to extend the Closing for any number of periods of up to 30 days each and no longer than 120 days in the aggregate, from the date on which the Closing otherwise would have occurred. If the Closing is extended, the Closing will occur on the first two consecutive business days commencing on the fifth business day after the expiration of the final extension period on which the conditions are satisfied or waived (other than the conditions (i) with respect to no “Material Adverse Effect” (as defined in the Transaction Agreement) having occurred, (ii) that by their terms are to be satisfied at the Closing, but subject to the satisfaction or waiver of such conditions at the Closing and (iii) if PSP extends the Closing, with respect to a civil or criminal legal proceeding alleging that Loral or any of its subsidiaries (excluding XTAR, LLC (“XTAR”) and Globalstar de Mexico, S. de R.L. de C.V. (“GdM”) and their subsidiaries), has criminally violated a law). Subject to the satisfaction of the conditions to Closing and any extensions described above, we expect to complete the Transaction in the late third quarter or early fourth quarter of 2021.

On June 30, 2021, the Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”), and a Special Meeting of Stockholders to consider the approval of the Transaction and the Transaction Agreement and related proposals (the “Special Meeting”) was scheduled for August 9, 2021. Prior to the convening of the Special Meeting, however, Loral was informed by Telesat of recent developments regarding the possibility of a potential investment by the government of Canada (the “GoC”) in the development of Telesat Lightspeed, Telesat’s global constellation of low earth orbit (“LEO”) satellites (the “Potential GoC Investment Transaction”). The Potential GoC Investment Transaction, if consummated, would occur following the pending Transaction. In light of the Potential GoC Investment Transaction, the Special Meeting was convened as

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

scheduled but was immediately adjourned without conducting any other business in order to provide stockholders with an opportunity to receive and consider additional information that is anticipated to be disclosed with respect to the Potential GoC Investment Transaction before voting on the Transaction. The Special Meeting will be reconvened and held virtually on Monday, August 23, 2021, at 10:00 a.m. eastern time. The record date of the Special Meeting, June 10, 2021, remains unchanged.

On August 6, 2021, Loral was notified that the applications filed with the Federal Communications Commission (the “FCC”) for the transfer of control of Telesat’s and XTAR’s FCC licenses in connection with the Transaction had been approved. The FCC’s approval is conditioned on Telesat’s and certain of its subsidiaries’ compliance with a Letter of Agreement entered into with the Department of Justice (the “DOJ”) to address certain national security and law enforcement risks identified by the DOJ and certain Executive Branch agencies. Certain other regulatory consents and approvals required to consummate the Transaction are still pending.

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

The Transaction Agreement provides certain termination rights for both Loral and PSP and further provides that, in certain circumstances, Loral may be required to pay to Red Isle a termination fee of $6.55 million or $22.91 million or to pay to PSP a “breach” fee of $40.0 million, in each case as provided in the Transaction Agreement.

Expenses related to the Transaction included in other expense in our statements of operations were $2.0 million and $2.4 million for the three months ended June 30, 2021 and 2020, respectively, and $4.3 million and $3.8 million for the six months ended June 30, 2021 and 2020, respectively.

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

Telesat owns and leases a satellite fleet that operates in geostationary earth orbit approximately 22,000 miles above the equator. In this orbit, satellites remain in a fixed position relative to points on the earth’s surface and provide reliable, high-bandwidth services anywhere in their coverage areas, serving as the backbone for many forms of telecommunications. Telesat is also developing Telesat Lightspeed, a global constellation of LEO satellites. LEO satellites operate in a circular orbit around the earth with an altitude typically between 500 and 870 miles. Unlike geostationary orbit satellites that operate in a fixed orbital location above the equator, LEO satellites travel around the earth at high velocities requiring antennas on the ground to track their movement. LEO satellite systems have the potential to offer a number of advantages over geostationary orbit satellites to meet growing requirements for broadband services, both consumer and commercial, by providing increased data speeds and capacity, global coverage, and latency on par with, or potentially better than, terrestrial services.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the SEC and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Investments in Affiliates

Our ownership interest in Telesat is accounted for using the equity method of accounting under U.S. GAAP. Telesat’s financial statements are prepared in accordance with international financial reporting standards (“IFRS”). To allow our reporting of our investment in Telesat under U.S. GAAP, Telesat provides us with a reconciliation of its financial statements from IFRS to U.S. GAAP. Income and losses of Telesat are recorded based on our economic interest. The contribution of Loral Skynet, a wholly owned subsidiary of Loral prior to its contribution to Telesat in 2007, was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income of Telesat. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”) and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets. Non-refundable cash distributions received from Telesat in excess of our initial investment and our share of cumulative equity in comprehensive income of Telesat, net of cash distributions received in prior periods, are recorded as equity in net income of Telesat (“Excess Cash Distribution”) since we have no obligation to provide future financial support to Telesat. After receiving an Excess Cash Distribution, we do not record additional equity in net income of Telesat until our share of Telesat’s future net income exceeds the Excess Cash Distribution. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. We had no guarantees or other funding obligations for our equity method investments as of June 30, 2021 and December 31, 2020. We use the nature of distribution approach to classify distributions from equity method investments on the statements of cash flows. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is other-than-temporary.

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

Cash, Cash Equivalents and Restricted Cash

As of June 30, 2021, the Company had $23.2 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2021 and December 31, 2020, the Company had restricted cash of $0.3 million, representing the amount pledged as collateral to the issuer of a standby letter of credit (the “LC”). The LC, which expires in February 2022, has been provided as a guaranty to the lessor of our corporate offices.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the condensed consolidated statement of cash flows (in thousands):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$23,231	$31,631
Restricted cash included in other current assets	304	304
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$23,535	$31,935

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. As of June 30, 2021 and December 31, 2020, our cash and cash equivalents were invested primarily in two liquid government AAA money market funds. Such funds are not insured by the Federal Deposit Insurance Corporation. The dispersion across funds reduces the exposure of a default at any one fund. As a result, management believes that its potential credit risks are minimal.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value on a recurring and non-recurring basis (in thousands):

	June 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$20,169	$—	$—	$29,166	$—	$—
Other current assets:
Indemnification - Sale of SSL	—	—	598	—	—	598
Liabilities
Other liabilities:
Indemnification - Globalstar do Brasil S.A.	$—	$—	$145	$—	$—	$145

The carrying amount of money market funds approximates fair value as of each reporting date because of the short maturity of those instruments.

The Company did not have any non-financial assets or non-financial liabilities that were recognized or disclosed at fair value as of June 30, 2021 and December 31, 2020.

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

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Non-cash operating items:
Equity in net (income) loss of affiliates	$(59,893)	$40,559
Deferred taxes	(1,052)	(300)
Depreciation	1	2
Right-of-use asset, net of lease liability	(18)	(3)
Amortization of prior service credit and actuarial loss	740	642
Net non-cash operating items	$(60,222)	$40,900
Supplemental information:
Interest paid	$11	$11
Income tax refunds	$2	$178
Income tax payments	$125	$126

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Equity in
	Pension and	Telesat-related	Accumulated
	Other	Other	Other
	Post-retirement	Comprehensive	Comprehensive
	Benefits	Loss	Loss
Balance, January 1, 2020	$(16,167)	$(38,747)	$(54,914)

Other comprehensive loss before reclassification	(3,852)	(14,232)	(18,084)
Amounts reclassified from accumulated other comprehensive loss	1,026	—	1,026
Net current-period other comprehensive loss	(2,826)	(14,232)	(17,058)
Balance, December 31, 2020	(18,993)	(52,979)	(71,972)

Other comprehensive loss before reclassification	—	(4,185)	(4,185)
Amounts reclassified from accumulated other comprehensive loss	584	—	584
Net current-period other comprehensive loss	584	(4,185)	(3,601)
Balance, June 30, 2021	$(18,409)	$(57,164)	$(75,573)

The components of other comprehensive income (loss) and related tax effects are as follows (in thousands):

	Three Months Ended June 30,
	2021				2020
	Before-Tax		Tax	Net-of-Tax	Before-Tax		Tax (Provision)	Net-of-Tax
	Amount		Provision	Amount	Amount		Benefit	Amount
Amortization of prior service credits
and net actuarial loss	$341	(a)	$(72)	$269	$340	(a)	$(71)	$269
Equity in Telesat-related other
comprehensive loss	(2,053)		(1)	(2,054)	(17,454)		6	(17,448)
Other comprehensive income (loss)	$(1,712)		$(73)	$(1,785)	$(17,114)		$(65)	$(17,179)

	Six Months Ended June 30,
	2021				2020
	Before-Tax		Tax (Provision)	Net-of-Tax	Before-Tax		Tax	Net-of-Tax
	Amount		Benefit	Amount	Amount		Provision	Amount
Amortization of prior service credits
and net actuarial loss	$740	(a)	$(156)	$584	$642	(a)	$(134)	$508
Equity in Telesat-related other
comprehensive (loss) income	(4,186)		1	(4,185)	13,609		(6)	13,603
Other comprehensive (loss) income	$(3,446)		$(155)	$(3,601)	$14,251		$(140)	$14,111

(a)	Reclassifications are included in other expense.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Other Current Assets

Other current assets consists of (in thousands):

	June 30,	December 31,
	2021	2020
Restricted cash (see Note 2)	$304	$304
Indemnification receivable from SSL for pre-closing taxes (see Note 13)	598	598
Due from affiliates	59	88
Prepaid expenses	692	240
Other	1	2
	$1,654	$1,232

5. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	June 30,	December 31,
	2021	2020
Telesat	$248,371	$192,664

Equity in net income (loss) of affiliates consists of (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Telesat	$25,291	$76,515	$59,893	$(40,559)

Telesat

As of June 30, 2021 and December 31, 2020, we held a 62.6% economic interest and a 32.6% voting interest in Telesat. We use the equity method of accounting for our majority economic interest in Telesat because we own 32.6% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. We have also concluded that Telesat is not a variable interest entity for which we are the primary beneficiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.

In addition to recording our share of equity in net income of Telesat, we also recorded our share of equity in other comprehensive loss of Telesat of $4.2 million for the six months ended June 30, 2021.

The ability of Telesat to pay dividends or certain other restricted payments in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Telesat’s credit agreement governing its senior secured credit facilities limits, among other items, Telesat’s ability to incur debt and make dividend payments if the total leverage ratio (“Total Leverage Ratio”) is above 4.50:1.00, with certain exceptions. As of June 30, 2021, Telesat’s Total Leverage Ratio was 5.46:1.00. Telesat is permitted, however, to pay annual consulting fees of $5.0 million to Loral in cash under a consulting agreement which expires in October 2021 (see Note 14).

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

The following table presents summary financial data for Telesat in accordance with U.S. GAAP as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Balance Sheet Data:
Current assets	$1,247,156	$703,210
Total assets	4,527,918	3,943,875
Current liabilities	130,767	129,849
Long-term debt	2,978,805	2,483,256
Total liabilities	3,606,651	3,140,747
Shareholders’ equity	921,267	803,128

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Statement of Operations Data:
Revenues	$153,664	$149,761	$303,718	$308,326
Operating expenses	(50,955)	(33,465)	(82,495)	(68,781)
Depreciation and amortization	(45,854)	(43,031)	(88,567)	(88,448)
Other operating (expense) income	(69)	11	(564)	(156)
Operating income	56,786	73,276	132,092	150,941
Interest expense	(37,916)	(36,685)	(71,016)	(78,232)
Foreign exchange gain (loss)	28,619	98,313	56,046	(123,330)
Gain (loss) on financial instruments	2,209	(4,884)	3,794	(11,889)
Other (loss) income	(279)	799	(1,076)	4,338
Income tax provision	(10,773)	(10,138)	(27,683)	(9,456)
Net income (loss)	$38,646	$120,681	$92,157	$(67,628)

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other

We own 56% of the ordinary membership interests of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. Hisdesat owns the remaining 44% of the ordinary membership interests and all of XTAR’s Class A membership interests, which have liquidation priority over the ordinary membership interests. We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. We have also concluded that XTAR is not a variable interest entity for which we are the primary beneficiary. As of June 30, 2021 and December 31, 2020, the carrying value of our investment in XTAR was zero. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment was reduced to zero and we have no commitment to provide further financial support to XTAR.

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

As of June 30, 2021 and December 31, 2020, the Company also held an indirect ownership interest in GdM which currently serves as the exclusive service provider for Globalstar service in Mexico. The Company accounts for this ownership interest using the equity method of accounting. As of June 30, 2021 and December 31, 2020, the carrying value of this investment was zero. Loral has written-off its investment in this company and has no future funding requirements relating to this investment. Accordingly, there is no requirement for us to provide for our allocated share of GdM’s net losses. GdM is currently in the process of dissolution and liquidation in Mexico, and Loral believes that it will not have any liability associated with GdM upon completion of this process.

6. Other Current Liabilities

Other current liabilities consist of (in thousands):

	June 30,	December 31,
	2021	2020
Operating lease liability	$301	$345
Due to affiliate	267	98
Accrued professional fees	1,966	1,287
Pension and other post-retirement liabilities	83	82
Income taxes payable	7	—
Accrued liabilities	291	190
	$2,915	$2,002

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes

The following summarizes our income tax benefit (provision) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Current income tax provision	$(289)	$(400)	$(629)	$(947)
Deferred income tax benefit	490	1,869	1,052	300
Income tax benefit (provision)	$201	$1,469	$423	$(647)

For the six-month periods ended June 30, 2021 and 2020, our income tax benefit (provision) is computed by applying an expected effective annual tax rate against the pre-tax results for each period (after adjusting for certain tax items that are discrete to each period). For the three-month periods ended June 30, 2021 and 2020, this amount is then reduced by the tax benefit (provision) recorded for the three months ended March 31, 2021 and 2020. The current income tax provision for each period includes our anticipated income tax liability related to GILTI from Telesat and our provision for UTPs. After utilizing our net operating loss (“NOL”) carryforwards and allowable tax credits, federal income tax on GILTI from Telesat was zero for each period. The deferred income tax benefit for each period includes the impact of equity in net income (loss) of affiliates from our condensed consolidated statement of operations and the periodic effect of our accounting for GILTI. For the three and six months ended June 30, 2020, the Coronavirus Aid, Relief, and Economic Security Act, which was signed into law on March 27, 2020, provided a deferred income tax benefit of $0.4 million and $3.5 million, respectively. Since our deferred tax assets related to the investment in Telesat will be realized from the future recognition of GILTI, the federal portion of these deferred tax assets was valued at zero as of June 30, 2021 and December 31, 2020.

To the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, subject to the provisions of the Transaction Agreement, in order to prevent federal NOLs from expiring and realize the benefit of all remaining deferred tax assets.

The following summarizes amounts for UTPs included in our income tax benefit (provision) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Current provision for UTPs	$(251)	$(332)	$(496)	$(808)
Deferred benefit for UTPs	54	72	63	172
Tax provision for UTPs	$(197)	$(260)	$(433)	$(636)

As of June 30, 2021, we had unrecognized tax benefits relating to UTPs of $43 million. The Company recognizes interest and penalties related to income taxes in income tax expense on a quarterly basis. As of June 30, 2021, we have accrued no penalties and approximately $3.8 million for the potential payment of tax-related interest.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of June 30, 2021, if our positions are sustained by the taxing authorities, the Company’s income tax provision would be reduced by approximately $8.9 million. Other than as described above, we anticipate no other significant changes to our unrecognized tax benefits during the next twelve months.

8. Other Liabilities

Other liabilities consist of (in thousands):

	June 30,	December 31,
	2021	2020
Indemnification liabilities - other (see Note 13)	$145	$145
Liabilities for uncertain tax positions	20,265	19,769
	$20,410	$19,914

9. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) which allowed for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards, had a ten-year term and has expired. As of June 30, 2021 and 2020, outstanding and unconverted restricted stock units (“RSUs”) were 98,917 and 92,857, respectively, that are vested and do not expire.

We paid special dividends of $5.50 per share in the second quarter of 2020 (see Note 2) and $1.50 per share in the fourth quarter of 2020 for an aggregate dividend amount of $216.5 million. In accordance with Loral’s Stock Incentive Plan, an equitable adjustment was made to outstanding stock-based awards to reflect the cash dividend. As a result, RSUs outstanding under the Stock Incentive Plan increased by 17,595 during the second quarter of 2020 and by 6,060 during the fourth quarter of 2020.

10. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s economic ownership interest in Telesat from 62.6% to approximately 60.8%.

The following table presents the dilutive impact of Telesat stock options on Loral’s reported net income for the purpose of computing diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021
Net income — basic	$21,491	$73,566	$52,207
Less: Adjustment for dilutive effect of Telesat stock options	(1,642)	(398)	(1,797)
Net income — diluted	$19,849	$73,168	$50,410

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

Basic income per share is computed based upon the weighted average number of share of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021
Weighted average common shares outstanding	30,933	30,933	30,933
Unconverted restricted stock units	99	84	99
Common shares outstanding for diluted earnings per share	31,032	31,017	31,032

For the six months ended June 30, 2020, the following unconverted restricted stock units are excluded from the calculation of diluted loss per share as the effect would have been antidilutive (in thousands):

Six Months Ended
June 30, 2020
Unconverted restricted stock units	84

11. Pensions and Other Employee Benefit Plans

The following tables provide the components of net periodic cost for our qualified retirement plan (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost (1)	$165	$171	$—	$—
Interest cost (2)	378	443	3	4
Expected return on plan assets (2)	(679)	(657)	—	—
Amortization of net actuarial loss (gain) (2)	341	341	—	(1)
Net periodic cost	$205	$298	$3	$3

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Service cost (1)	$352	$352	$—	$—
Interest cost (2)	753	883	6	8
Expected return on plan assets (2)	(1,367)	(1,326)	—	—
Amortization of net actuarial loss (gain) (2)	740	644	—	(2)
Net periodic cost	$478	$553	$6	$6

(1)	Included in general and administrative expenses.
(2)	Included in other expense.

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

Derivatives and Hedging Transactions

There were no derivative instruments as of June 30, 2021 and December 31, 2020.

13. Commitments and Contingencies

Financial Matters

In 2012, we sold our former subsidiary, SSL, to MDA Communications Holdings, Inc., a subsidiary of Maxar Technologies Inc. (formerly known as MacDonald, Dettwiler and Associates Ltd.) (“MDA”). Under the terms of the purchase agreement, we are obligated to indemnify MDA and its affiliates from liabilities with respect to certain pre-closing taxes. Our condensed consolidated balance sheets include an indemnification refund receivable of $0.6 million as of June 30, 2021 and December 31, 2020. Certain tax assessments against SSL for 2007 to 2010 have been settled, resulting in our having received during the second and third quarters of 2019 refunds of prior indemnification payments totaling $1.8 million. The remaining receivable as of June 30, 2021 represents payments to date over the estimated fair value of the remaining liability for our indemnification of SSL pre-closing taxes where the final amounts have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Our condensed consolidated balance sheets include liabilities of $0.1 million as of June 30, 2021 and December 31, 2020 for indemnification liabilities relating to the sale of GdB.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Lease costs expensed for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Rent Expense	$160	$173	$334	$347

Lease payments for the six months ended June 30, 2021 were $0.4 million. The remaining lease term as of June 30, 2021 is six months and we used a discount rate of 7.5% to compute the lease liability. The right-of-use asset is being amortized over the life of the lease.

The following is a reconciliation of the lease liability to future lease payments as of June 30, 2021 (in thousands):

Operating lease payments - (July 1, 2021 to December 31, 2021)	$306
Less: Future interest	5
Operating lease liability	$301

Amounts recognized in Balance Sheet
Other current liabilities	$301

Legal Proceedings

Litigation Related to the Transaction

Southern District of New York Litigation. On May 5, 2021, Guy Coffman filed a complaint (Civil Action No. 1:21-cv-04007, the ‘‘Coffman Complaint’’) in the United States District Court for the Southern District of New York against Loral and the members of the Loral Board (the ‘‘Individual Defendants’’). Also on May 5, 2021, Shiva Stein filed a complaint (Civil Action No. 1:21-cv-04018, the “Stein Complaint”) in the United States District Court for the Southern District of New York against Loral and the Individual Defendants. On May 7, 2021, Julia Marshall filed a complaint (Civil Action No. 1:21-cv-04128, the ‘‘Marshall Complaint’’) in the United States District Court for the Southern District of New York against Loral, the Individual Defendants and Merger Sub (collectively, the ‘‘Loral Defendants’’); the Marshall Complaint also named as defendants Telesat, Telesat Corporation, Telesat Partnership and Telesat CanHoldco (together, the ‘‘Telesat Defendants’’) and PSP and Red Isle (the ‘‘PSP Defendants’’ and, together with the Loral Defendants and the Telesat Defendants, the ‘‘SDNY Defendants’’). On June 18, 2021, Anthony Morgan filed a complaint (Civil Action No. 1:21-cv-05385, the “Morgan Complaint” and, together with the Coffman Complaint, the Stein Complaint and the Marshall Complaint, the “SDNY Complaints”) in the United States District Court for the Southern District of New York against Loral and the Individual Defendants.

The SDNY Complaints alleged, among other things, that the Registration Statement on Form F-4 filed on April 26, 2021 with the SEC by Telesat Corporation and Telesat Partnership, and, in the case of the Morgan Complaint, such Registration Statement as amended by Amendment No. 1 thereto filed with the SEC by Telesat Corporation and Telesat Partnership on May 28, 2021 (the ‘‘2021 Registration Statement’’) contained materially incomplete and misleading information. The SDNY Complaints sought, among other things, to enjoin the SDNY Defendants from proceeding with, consummating or closing the Transaction, unless and until the SDNY Defendants disclosed the material information that plaintiffs claimed had been omitted from the 2021 Registration Statement; awarding plaintiffs the costs and disbursements of their actions, including reasonable attorneys’ and expert fees and expenses; and such other and further equitable relief as the court may deem just and proper.

None of the Complaints have to date been served on the SDNY Defendants. The Stein Complaint was voluntarily dismissed on July 8, 2021, and the Morgan Complaint was voluntarily dismissed on August 3, 2021.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

If plaintiffs Coffman and Marshall do not withdraw their complaints and proceed to litigate their claims, the Loral Defendants believe that they have, and intend vigorously to pursue, meritorious defenses to such claims. There can be no assurance, however, that resolution of the lawsuits will not result in additional unanticipated expense to the Company or that the Loral Defendants’ defenses will be successful with respect to all or some of plaintiffs’ claims or that the lawsuits filed by plaintiffs will not cause a delay in or impede consummation of the Transaction. Although no assurance can be provided, we do not believe that these claims will have a material adverse effect on Loral’s financial position or results of operations or on Loral’s ability to consummate the Transaction.

Delaware Class Action Litigation. On June 21, 2021, Mcbreakley Pluviose filed a class action complaint (Civil Action No. 2021-0541-LWW, the “Pluviose Complaint”) in the Court of Chancery of the State of Delaware against Loral, the Individual Defendants, MHR and MHR Holdings LLC (collectively, the “Class Action Defendants”). On July 13, 2021, Diana Butchko filed a class action complaint (Civil Action No. 2021-0597-LWW, the “Butchko Complaint,” and, together with the Pluviose Complaint, the “Delaware Complaints”) in the Court of Chancery of the State of Delaware against the Class Action Defendants.

The Delaware Complaints alleged, among other things, that the Transaction is substantively and procedurally unfair to Loral’s public stockholders. Each of the Delaware Complaints sought, among other things, a judgment declaring that the Transaction violated Section 203 of the Delaware General Corporation Law (the “DGCL”) and that Loral’s shareholder rights plan was unenforceable; converting into non-voting shares of Telesat Corporation the shares that Dr. Rachesky and MHR receive in the Transaction in exchange for their shares of Loral non-voting common stock; finding the Individual Defendants, and Dr. Rachesky and MHR as controlling stockholders, liable for breaching their fiduciary duties owed to plaintiff and the class; enjoining the Loral stockholder vote on the Transaction unless and until it is subject to a vote under DGCL Section 203; and awarding to plaintiff and the class, damages, together with pre-and post-judgment interest, costs, expenses and disbursements of the action, including all reasonable attorneys’, accountants’ and experts’ fees, and such other relief as the court deems just and equitable.

On July 15, 2021, plaintiffs in the above-described Delaware lawsuits, with court approval, voluntarily dismissed their lawsuits.

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

14. Related Party Transactions

MHR Fund Management LLC

Mark H. Rachesky, President and Chief Investment Officer of MHR, and Janet T. Yeung, a principal and the General Counsel of MHR, are members of Loral’s board of directors.

Various funds affiliated with MHR and Dr. Rachesky held, as of June 30, 2021 and December 31, 2020, approximately 39.9% of the outstanding voting common stock and 58.4% of the combined outstanding voting and non-voting common stock of Loral.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 24, 2021, pursuant to Section 12.8 of the Transaction Agreement, Loral, with the approval of the special committee of the board of directors of Loral, entered into Amendment No. 1 to the Transaction Agreement (“Amendment No. 1”) with the parties thereto, that replaced all references to Colin Watson in the Transaction Agreement with references to Clare Copeland, the transferee of the Transit Director Voting Preferred Shares (as defined in the Transaction Agreement) formerly held by the estate of Colin Watson.

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

The Transaction Agreement also provides certain termination rights for both Loral and PSP and further provides that, in certain circumstances, Loral may be required to pay to Red Isle a termination fee of $6.55 million or $22.91 million or to pay to PSP a “breach” fee of $40.0 million in each case as provided in the Transaction Agreement.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On June 24, 2021, pursuant to Section 12.8 of the Transaction Agreement, Loral (with the approval of the special committee of the board of directors of Loral) and PSP entered into a consent letter agreement with and at the request of Telesat granting a limited waiver of Telesat Corporation’s obligations under Section 8.8(b) of the Transaction Agreement such that (a) Telesat Corporation or any of its subsidiaries may propose the issuance or sale of shares of capital stock or other equity interests of Telesat Corporation or any of its subsidiaries in connection with any private investment the purpose of which is to finance Telesat Lightspeed and (b) Telesat Corporation may privately propose the issuance or sale of shares of capital stock or other equity interests of Telesat Corporation in connection with an underwritten public offering to potential underwriters, applicable regulators and to Loral and PSP, and may furnish a registration statement on Form F-1 and amendments thereto on a confidential basis to the SEC and deliver corresponding documents to applicable Canadian securities regulators in connection with an underwritten offering of securities; provided that Telesat Corporation does not publicly file such registration statement or publicly announce its intention to conduct such offering (except to generally disclose its intention to conduct such an offering pursuant to disclosure to be included in Telesat Corporation’s and Telesat Partnership’s registration statement on Form F-4 filed with the SEC and reasonably acceptable to Loral and PSP); provided, in each case, that such consent does not extend to the authorization or issuance of such shares of capital stock or other equity interests.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consulting Services Agreement. On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provides to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement had an initial term of seven-years. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven-year term which expires on October 31, 2021. In exchange for Loral’s services under the Consulting Agreement, Telesat pays Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three-month periods ended June 30, 2021 and 2020 and $2.5 million for each of the six-month periods ended June 30, 2021 and 2020. For each of the six-month periods ended June 30, 2021 and 2020, Loral received payments in cash from Telesat, net of withholding taxes, of $2.4 million for consulting fees.

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

Administrative Fee. Loral’s employees and retirees participate in certain welfare plans sponsored or managed by Telesat. Loral pays Telesat an annual administrative fee of $0.1 million and reimburses Telesat for the plan costs attributable to Loral participants. Amounts due to Telesat as of June 30, 2021 and December 31, 2020 were $0.3 million and $0.1 million, respectively.

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

Other

We own 56% of the ordinary membership interests of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. On July 1, 2020, Loral, XTAR and Hisdesat restructured their relationship (see Note 5). As part of the restructuring, XTAR and Loral terminated the Loral Management Agreement pursuant to which Loral provided general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral at the time of the restructuring, primarily due to the Loral Management Agreement, were $6.6 million and we had an allowance of $6.6 million against these receivables. On July 2, 2020, Loral received from XTAR $5.9 million in full and final settlement of the past due receivable outstanding of $6.6 million under the Loral Management Agreement. As of June 30, 2021 and December 31, 2020, Loral had a receivable of $0.1 million from XTAR.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. For each of the three and six month periods ended June 30, 2021 and 2020, Mr. Targoff earned consulting fees of $360,000 and $720,000, respectively, and reimbursed Loral net expenses of $11,250 and $22,500, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

INDEX

Topic	Location
Overview	Page 27
Consolidated Operating Results	Page 33
Liquidity and Capital Resources:	Page 38
Loral	Page 38
Telesat	Page 39
Statements of Cash` Flows	Page 42
Affiliate Matters	Page 42
Commitments and Contingencies	Page 42
Other Matters	Page 42

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

The Transaction Agreement contains a number of customary conditions that must be fulfilled to complete the Transaction, including (i) approval of (A) a majority of the outstanding Loral voting common stock and (B) a majority of the outstanding Loral voting common stock not held by MHR Fund Management LLC (“MHR”), PSP, any other party to the Transaction Agreement or certain of their respective affiliates; (ii) the parties having obtained certain regulatory consents and approvals; (iii) no legal proceedings having been commenced that would enjoin or prohibit the consummation of the Transaction; (iv) the listing of the Class A and Class B shares of Telesat Corporation on a U.S. securities exchange; (v) no “Material Adverse Effect” (as defined in the Transaction Agreement) having occurred; (vi) Telesat remaining in good standing with respect to its material debt obligations; (vii) the accuracy of certain representations (subject to certain qualifications as to materiality) and material performance of certain covenants by the parties, subject to specified exceptions; (viii) effectiveness of a registration statement on Form F-4 in connection with the Transaction (the “Registration Statement”) and the issuance of a receipt for each of the Canadian preliminary and final prospectuses in respect of the Transaction; (ix) no U.S., Canadian or Spanish governmental agency having commenced civil or criminal proceeding against Loral alleging that any member of the “Loral Group” has criminally violated any law, and no member of the “Loral Group” having been indicted or convicted for, or pled nolo contendere to, any such alleged criminal violation; (x) Loral remaining solvent and not having entered into any bankruptcy or related proceeding; and (xi) the delivery by the parties of certain closing deliverables. If the parties have confirmed that all the conditions are satisfied or waived (other than those conditions that by their terms are to be satisfied at the closing of the Transaction (the “Closing”), but which conditions are capable of being satisfied at the Closing), then PSP and Loral will each have the right to extend the Closing for any number of periods of up to 30 days each and no longer than 120 days in the aggregate, from the date on which the Closing otherwise would have occurred. If the Closing is extended, the Closing will occur on the first two consecutive business days commencing on the fifth business day after the expiration of the final extension period on which the conditions are satisfied or waived (other than the conditions (i) with respect to no “Material Adverse Effect” (as defined in the Transaction Agreement) having occurred, (ii) that by their terms are to be satisfied at the Closing, but subject to the satisfaction or waiver of such conditions at the Closing and (iii) if PSP extends the Closing, with respect to a civil or criminal legal proceeding alleging that Loral or any of its subsidiaries (excluding XTAR, LLC (“XTAR”) and Globalstar de Mexico, S. de R.L. de C.V. (“GdM”) and their subsidiaries), has criminally violated a law). Subject to the satisfaction of the conditions to Closing and any extensions described above, we expect to complete the Transaction in the late third quarter or early fourth quarter of 2021.

On June 30, 2021, the Registration Statement was declared effective by the Securities and Exchange Commission (“SEC”), and a Special Meeting of Stockholders to consider the approval of the Transaction and the Transaction Agreement and related proposals (the “Special Meeting”) was scheduled for August 9, 2021. Prior to the convening of the Special Meeting, however, Loral was informed by Telesat of recent developments regarding the possibility of a potential investment by the government of Canada (the “GoC”) in the development of Telesat Lightspeed, Telesat’s global constellation of low earth orbit (“LEO”) satellites (the “Potential GoC Investment Transaction”). See “Description of Business – Telesat Lightspeed” below. The Potential GoC Investment Transaction, if consummated, would occur following the pending Transaction. In light of the Potential GoC Investment Transaction, the Special Meeting was convened as scheduled but was immediately adjourned without conducting any other business in order to provide stockholders with an opportunity to receive and consider additional information that is anticipated to be disclosed with respect to the Potential GoC Investment Transaction before voting on the Transaction. The Special Meeting will be reconvened and held virtually on Monday, August 23, 2021, at 10:00 a.m. eastern time. The record date of the Special Meeting, June 10, 2021, remains unchanged.

On August 6, 2021, Loral was notified that the applications filed with the Federal Communications Commission (the “FCC”) for the transfer of control of Telesat’s and XTAR’s FCC licenses in connection with the Transaction had been approved. The FCC’s approval is conditioned on Telesat’s and certain of its subsidiaries’ compliance with a Letter of Agreement entered into with the Department of Justice (the “DOJ”) to address certain national security and law enforcement risks identified by the DOJ and certain Executive Branch agencies. Certain other regulatory consents and approvals required to consummate the Transaction are still pending.

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

The Transaction Agreement provides certain termination rights for both Loral and PSP and further provides that, in certain circumstances, Loral may be required to pay to Red Isle a termination fee of $6.55 million or $22.91million or to pay to PSP a “breach” fee of $40 million, in each case as provided in the Transaction Agreement.

Description of Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations primarily through its ownership interest in Telesat, a leading global satellite operator. Telesat provides its satellite and communication services from a fleet of geostationary satellites that occupy Canadian and other orbital locations. Telesat is also developing a planned global constellation of LEO satellites known as “Telesat Lightspeed.” Loral holds a 62.6% economic interest and a 32.6% voting interest in Telesat as of June 30, 2021.

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

As of June 30, 2021, Telesat provided satellite services to customers from its fleet of 15 geostationary satellites, as well as the Canadian payload on the ViaSat-1 satellite. Telesat also manages the operations of additional satellites for third parties. As of June 30, 2021, Telesat’s contracted backlog from its geostationary satellite business was approximately $1.9 billion.

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

Telesat continues to advance its Telesat Lightspeed plans:

On August 9, 2021, Telesat and the Government of Ontario announced that they have partnered to bridge the digital divide in Ontario by leveraging Telesat’s advanced, state-of-the-art LEO satellite network, Telesat Lightspeed. Under this $109 million, five-year partnership, a dedicated Telesat Lightspeed capacity pool will be made available at substantially reduced rates to Canadian Internet service providers (“ISPs”), including Indigenous owned and operated ISPs, as well as mobile network operators to expand high-speed Internet and LTE/5G networks to Ontario’s unserved and underserved communities. The transaction is subject to the entering into of a further, definitive agreement which Telesat expects to execute in the coming weeks.

On August 12 2021, Telesat announced that it had entered into a non-binding term sheet (the “Term Sheet”) with the GoC regarding a $1.44 billion investment by the GoC or one of its Crown corporations (“Canada”) to support Telesat Lightspeed. In return, Telesat will commit to make certain minimum capital and operating expenditures in Canada in connection with the program and, in addition, to create hundreds of Canadian high-quality, full-time jobs and co-ops and provide academic scholarships.

The Term Sheet contemplates the following:  (i) a CAD 790 million unsecured term loan from Canada to Telesat Leo Inc. (“Telesat LEO”), a wholly owned subsidiary of Telesat organized under the laws of Canada that will develop Telesat Lightspeed (the “Loan”); (ii) the purchase of preferred shares of Telesat Leo by Canada, for an aggregate value of up to CAD 650 million (the “Canada Preferred Shares”); and (iii) warrants issued to Canada to purchase Telesat Corporation Class A common shares (“Telesat Parent Shares”) with an aggregate exercise price of CAD 144 million (the “Warrants” and, together with the Canada Preferred Shares, the “Equity Investments,” and the Equity Investments together with the Loan, the “Investments”).

Under the Loan, Telesat LEO would be the borrower of a CAD 790 million unsecured term loan with an interest rate of 2% per annum, payable semi-annually in arrears or capitalized at the option of Telesat LEO. The proceeds from the Loan must be used exclusively for working capital and operational purposes in connection with the design, construction, delivery, launch, operation and maintenance of Telesat LEO’s low earth orbit satellite constellation of an initial 298 satellites and associated infrastructure. The Loan will require certain affirmative covenants of Telesat and Telesat LEO (collectively, the “Benefit to Canada Clauses”), which include minimum Canadian based operating expenditures, capital expenditures and Canadian control requirements, among others. The Loan would have a 20-year term, would not be subject to voluntary prepayment, but would be subject to reduction in principal amount if certain milestones set forth in the Term Sheet are met. Telesat will not be an obligor under the Loan.

The Canada Preferred Shares would be preferred shares of Telesat LEO with a per share subscription price of CAD 100 and would have a subscription amount of up to CAD 650 million (the “Subscription Amount”). The Canada Preferred Shares include a cumulative and compounding preferred dividend initially at 1% per annum and increasing to 5.5% per annum. The Canada Preferred Shares carry no voting rights except as provided by law and except for certain veto rights set out in Schedule B to the Term Sheet.

The Warrants would permit Canada to purchase a number of Telesat Parent Shares with an aggregate exercise price equal to the aggregate of (i) 10% of the principal amount of the Loan and (ii) 10% of the Subscription Amount of the Canada Preferred Shares. The exercise price of the Warrants would be the 180-day volume weighted average trading price of the Telesat Parent Shares on Nasdaq immediately after the listing of the Telesat Parent Shares, would be exercisable any time after the second anniversary of the listing of the Telesat Parent Shares and would have a term of 10 years.

The Investments all have certain conditions to closing, which include the execution of definitive documentation for the Investments in form and substance acceptable to Canada and the closing of the Transaction.

The Term Sheet is a non-binding agreement, and there can be no assurance that definitive documentation regarding the terms of the Investments will be executed. Telesat will seek to negotiate definitive documentation with the GoC, but there is no guarantee it will be successful in doing so. This summary is qualified by reference to the complete text of the Term Sheet, a copy of which is filed herewith as Exhibit 99.2.

With the investment from the GoC and other financing sources already in place, Telesat now has arrangements for approximately CAD 4 billion in funding for the program. These arrangements, including the GoC Investments, are subject to a number of conditions, including the entering into of further, definitive agreements.

Government Grant

In May 2019, Telesat entered into an agreement with the government of Canada pursuant to which the government of Canada will contribute up to CAD 85 million through July 31, 2023 to support the development of the Telesat Lightspeed constellation. In return for the grant, Telesat made a number of commitments to the government of Canada, including commitments to conduct over CAD 200 million of research and development activities in Canada as well as to expand Telesat’s Canadian workforce. As of June 30, 2021, Telesat claimed CAD 22.1 million against the government grant and incurred CAD 239 million in connection with this program.

During the six months ended June 30, 2021, Telesat claimed CAD 5.1 million against the government grant and incurred CAD 104.7 million in connection with this program.

Canadian C-band

On August 27, 2020, Innovation, Science and Economic Development Canada (“ISED”) launched a public consultation (the “Consultation”) on repurposing of C-band spectrum in Canada and on May 21, 2021 released its “Decision on the Technical and Policy Framework for the 3650¬4200 MHz Band and Changes to the Frequency Allocation of the 3500-3650 MHz Band.” In the decision, ISED largely adopted the proposal it had set forth in the Consultation which will require satellite operators to cease use of 300 MHz of C-band spectrum (3700-4000 MHz), other than in satellite-dependent areas, by March 31, 2025; ISED plans to auction the spectrum to companies that want to use it to provide terrestrial wireless services, principally 5G, in Canada. ISED did not provide for payments to satellite operators for either clearing expense reimbursement or as an incentive to clear the spectrum. In the decision, ISED rejected a proposal put forward by Telesat Canada, whereby Telesat Canada — the sole C-band licensee in Canada — would accelerate, and be responsible for, the clearing of a portion of the C-band spectrum for 5G and would auction a portion of that spectrum to Canadian wireless operators for 5G services, using the auction proceeds to fund the cost of clearing and to help fund the construction of Telesat Lightspeed.

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

In 2021, Telesat remains focused on increasing utilization of its existing satellites, the development of the Telesat Lightspeed constellation and identifying and pursuing opportunities to invest in other expansion of satellite capacity, all while maintaining operating discipline.

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. For the six months ended June 30, 2021, approximately 52.5% of Telesat’s revenues, 33.3% of its operating expenses, 100% of its interest expense and a significant portion of its capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated indebtedness and cash and short-term investments. As of June 30, 2021, Telesat’s U.S. dollar denominated debt totaled $3.0 billion. As of June 30, 2021, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar on financial assets and liabilities would have increased (decreased) Telesat’s net income by approximately $119.8 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, and on April 24, 2020, the Paycheck Protection Program and Healthcare Enhancement Act was signed into law (collectively, the “COVID-19 Acts”) The COVID-19 Acts provided substantial stimulus and assistance packages intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The COVID-19 Acts reduced our income tax provision for the three and six months ended June 30, 2020 by approximately $0.4 million and $3.5 million, respectively. We continue to monitor any other effects that may result from the COVID-19 Acts.

Consolidated Operating Results

See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC and Note 2 to the financial statements.

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the six months ended June 30, 2021.

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

The following compares our consolidated results for the three months ended June 30, 2021 and 2020 as presented in our financial statements:

General and Administrative Expenses

	Three Months Ended
	June 30,
	2021	2020

	(In thousands)
General and administrative expenses	$1,900	$1,801

General and administrative expenses were comparable for the three months ended June 30, 2021 and 2020.

Other Expense

	Three Months Ended
	June 30,
	2021	2020

	(In thousands)
Other expense	$2,097	$2,703

For the three months ended June 30, 2021 and 2020, other expense primarily includes Transaction related expenses.

Income Tax Benefit

	Three Months Ended
	June 30,
	2021	2020

	(In thousands)
Income tax benefit	$201	$1,469

For the three months ended June 30, our income tax benefit is summarized as follows: (i) for 2021, we recorded a current provision of $0.3 million and a deferred tax benefit of $0.5 million, resulting in a net tax benefit of $0.2 million and (ii) for 2020, we recorded a current provision of $0.4 million and a deferred tax benefit of $1.9 million, resulting in a net tax benefit of $1.5 million. Our deferred income tax benefit for 2020 included a benefit of $0.4 million from the COVID-19 Acts.

Our income tax benefit for each period is computed by applying an expected effective annual tax rate against the pre-tax results for the six-month periods ended June 30, 2021 and 2020 (after adjusting for certain tax items that are discrete to each period). This amount is then reduced by the tax benefit (provision) recorded for the three months ended March 31, 2021 and 2020. The current income tax provision for each period includes our anticipated income tax liability related to Global Intangible Low Taxed Income (“GILTI”) from Telesat and our provision for uncertain tax positions (“UTPs”). After utilizing our net operating loss (“NOL”) carryforwards and allowable tax credits, federal income tax on GILTI from Telesat was zero for each period. The deferred income tax benefit for each period includes the impact of equity in net income (loss) of affiliates from our condensed consolidated statement of operations and the periodic effect of our accounting for GILTI.  Since our deferred tax assets related to the investment in Telesat will be realized from the future recognition of GILTI, the federal portion of these deferred tax assets was valued at zero as of June 30, 2021 and December 31, 2020.

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

Equity in Net Income of Affiliates

	Three Months Ended
	June 30,
	2021	2020

	(In thousands)
Telesat	$25,291	$76,515

As of June 30, 2021, we held a 62.6% economic interest and a 32.6% voting interest in Telesat. Loral’s equity in net income (loss) of Telesat is based on our proportionate share of Telesat’s results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in U.S. dollars. The amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income of Telesat. Our equity in net income of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”) and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets.

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars and U.S. dollars for the three months ended June 30, 2021 and 2020 follows (in thousands):

	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	188,626	208,610	153,664	149,761
Operating expenses	(62,982)	(46,609)	(50,955)	(33,465)
Depreciation and amortization	(56,335)	(59,936)	(45,854)	(43,031)
Other operating (expense) income	(74)	9	(69)	11
Operating income	69,235	102,074	56,786	73,276
Interest expense	(46,637)	(51,195)	(37,916)	(36,685)
Foreign exchange gain	35,143	125,547	28,619	98,313
Gain (loss) on financial instruments	2,725	(6,867)	2,209	(4,884)
Other (expense) income	(333)	1,204	(279)	799
Income tax provision	(13,071)	(13,721)	(10,773)	(10,138)
Net income	47,062	157,042	38,646	120,681
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.2282	1.3929

Telesat’s revenue increased by $3.9 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 due primarily to the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, partially offset by a slight reduction in service for a North American DTH customer as well as non-renewals from certain other enterprise customers and lower consulting activities. The foreign exchange rate change increased Telesat’s revenue by $8.4 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Telesat’s operating expenses increased by $17.5 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 primarily due to higher share-based compensation expense, higher wages primarily associated with the hiring of additional employees to support the Telesat Lightspeed program and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, partially offset by higher capitalized engineering costs, lower bad debt expense due to a bad debt provision recorded in the prior year for maritime and aeronautical customers and lower consulting activities. The foreign exchange rate change increased Telesat’s operating expenses by $4.2 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

The following compares our consolidated results for the six months ended June 30, 2021 and 2020 as presented in our financial statements:

General and Administrative Expenses

	Six Months Ended
	June 30,
	2021	2020

	(In thousands)
General and administrative expenses	$3,629	$3,449

General and administrative expenses were higher by $0.2 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily from an increase in compensation expense and annual meeting expenses.

Interest and Investment Income

	Six Months Ended
	June 30,
	2021	2020

	(In thousands)
Interest and investment income	$3	$1,029

Interest and investment income decreased by $1.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due to the lower cash balance resulting primarily from payment of cash dividends of $170.1 million and $46.4 million in May 2020 and December 2020, respectively, and lower interest rates earned on the cash balance during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Other Expense

	Six Months Ended
	June 30,
	2021	2020

	(In thousands)
Other expense	$4,472	$4,140

For the six months ended June 30, 2021 and 2020, other expense primarily includes Transaction related expenses.

Income Tax Benefit (Provision)

	Six Months Ended
	June 30,
	2021	2020

	(In thousands)
Income tax benefit (provision)	$423	$(647)

For the six months ended June 30, our income tax benefit (provision) is summarized as follows: (i) for 2021, we recorded a current provision of $0.6 million and a deferred tax benefit of $1.0 million, resulting in a net tax benefit of $0.4 million and (ii) for 2020, we recorded a current provision of $0.9 million and a deferred tax benefit of $0.3 million, resulting in a net tax provision of $0.6 million.  Our deferred income tax benefit for 2020 included a benefit of $3.5 million from the COVID-19 Acts.

Our income tax benefit (provision) for each period is computed by applying an expected effective annual tax rate against the pre-tax results for the six month periods ended June 30, 2021 and 2020 (after adjusting for certain tax items that are discrete to each period). The current income tax provision for each period includes our anticipated income tax liability related to GILTI from Telesat and our provision for UTPs. After utilizing our NOL carryforwards and allowable tax credits, federal income tax on GILTI from Telesat was zero for each period. The deferred income tax benefit for each period includes the impact of equity in net income (loss) of affiliates from our condensed consolidated statement of operations and the periodic effect of our accounting for GILTI. Since our deferred tax assets related to the investment in Telesat will be realized from the future recognition of GILTI, the federal portion of these deferred tax assets was valued at zero as of June 30, 2021 and December 31, 2020.

During 2021, the statute of limitations for assessment of additional tax will expire with regard to certain UTPs, potentially resulting in a $19.5 million reduction to our income tax provision.

To the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, subject to the provisions of the Transaction Agreement, in order to prevent federal net operating losses from expiring and realize the benefit of all remaining deferred tax assets

Equity in Net Income (Loss) of Affiliates

	Six Months Ended
	June 30,
	2021	2020

	(In thousands)
Telesat	$59,893	$(40,559)

The following is a reconciliation of the changes in our investment in Telesat for the six months ended June 30, 2021:

	Six Months Ended
	June 30, 2021
	(In thousands)
Balance, January 1, 2021		$192,664
Components of equity in net income of Telesat:
Equity in net income of Telesat	$57,723
Eliminations of affiliate transactions and related amortization	2,170	59,893
Equity in Telesat-related other comprehensive loss		(4,186)
Balance, June 30, 2021		$248,371

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars and U.S. dollars as of June 30, 2021 and December 31, 2020 and for the six months ended June 30, 2021 and 2020 follows (in thousands):

	June 30,	December 31,	June 30,	December 31,
	2021	2020	2021	2020

	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	1,546,189	894,835	1,247,156	703,210
Total assets	5,613,586	5,018,579	4,527,918	3,943,875
Current liabilities	162,122	165,233	130,767	129,849
Long-term debt	3,693,039	3,159,944	2,978,805	2,483,256
Total liabilities	4,471,426	3,996,600	3,606,651	3,140,747
Shareholders’ equity	1,142,160	1,021,979	921,267	803,128
Period end exchange rate for translating Canadian
dollars to U.S. dollars (1 U.S. dollar equals)	1.2398	1.2725

	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	379,895	418,060	303,718	308,326
Operating expenses	(103,185)	(93,259)	(82,495)	(68,781)
Depreciation and amortization	(110,781)	(119,928)	(88,567)	(88,448)
Other operating expense	(705)	(212)	(564)	(156)
Operating income	165,224	204,661	132,092	150,941
Interest expense	(88,828)	(106,075)	(71,016)	(78,232)
Foreign exchange gain (loss)	70,103	(167,224)	56,046	(123,330)
Gain (loss) on financial instruments	4,745	(16,120)	3,794	(11,889)
Other (loss) income	(1,348)	5,880	(1,076)	4,338
Income tax provision	(34,626)	(12,821)	(27,683)	(9,456)
Net income (loss)	115,270	(91,699)	92,157	(67,628)
Average exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.2514	1.3570

Telesat’s revenue decreased by $4.6 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due primarily to decreases in the maritime and commercial aviation markets resulting from the COVID-19 pandemic as well as non-renewals from certain other enterprise customers, a slight reduction in service for a North American DTH customer and lower consulting activities, partially offset by the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue. The foreign exchange rate change increased Telesat’s revenue by $11.2 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Telesat’s operating expenses increased by $13.7 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to higher share-based compensation expense, higher wages primarily associated with the hiring of additional employees to support the Telesat Lightspeed program and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, partially offset by higher capitalized engineering costs, reversal of a bad debt provision relating to the maritime and aeronautical customers that was recorded during the six months ended June 30, 2020 and lower consulting activities. The foreign exchange rate change increased Telesat’s operating expenses by $4.3 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Backlog

Telesat’s backlog as of June 30, 2021 and December 31, 2020 was $1.9 billion and $2.1 billion, respectively.

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

Cash and Available Credit

At June 30, 2021, Loral had $23.2 million of cash and cash equivalents and no debt. The Company’s cash and cash equivalents as of June 30, 2021 decreased by $8.4 million from December 31, 2020 due primarily to corporate expenses of $4.2 million adjusted for changes in working capital and net of consulting fees from Telesat, payments of $3.9 million related to strategic initiatives and pension and other post-retirement funding of $0.3 million. A discussion of cash changes by activity is set forth in the sections “Net Cash Used in Operating Activities.”

Loral did not have a credit facility as of June 30, 2021 and December 31, 2020.

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

Telesat

Cash and Available Credit

As of June 30, 2021, Telesat had CAD 1.47 billion of cash and short-term investments as well as approximately $200 million of borrowing availability under its revolving credit facility.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of June 30, 2021, cash flows from operating activities, and drawings on the revolving credit facility under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including required interest and principal payments on debt and Telesat’s capital requirements. This includes the commitments Telesat has made to date for the Telesat Lightspeed program, but does not include the capital that would be required to complete construction of the constellation.

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

Debt

Telesat’s debt as of June 30, 2021 and December 31, 2020 was as follows:

			June 30,	December 31,
	Maturity	Currency	2021	2020

			(In thousands)
Senior Secured Credit Facilities:
Revolving credit facility	December 2024	USD or CAD equivalent	$—	$—
Term Loan B - U.S. facility	December 2026	USD	1,552,815	1,552,815
6.5% Senior notes	October 2027	USD	550,000	550,000
4.875% Senior secured notes	June 2027	USD	400,000	400,000
5.625% Senior secured notes	December 2026	USD	500,000	—
			3,002,815	2,502,815
Deferred financing costs and prepayment options			(2,031)	1,824
Total debt under international financial reporting standards			3,000,784	2,504,639
U.S. GAAP adjustments			(21,979)	(21,383)
Total debt under U.S. GAAP			2,978,805	2,483,256
Current portion			—	—
Long term portion			$2,978,805	$2,483,256

As of June 30, 2021, Telesat was in compliance with the financial covenants of its senior secured credit facilities, the indenture governing its 4.875% Senior Secured Notes, the indenture governing its 5.625% Senior Secured Notes and the indenture governing its senior notes.

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

Telesat’s senior secured credit facilities are comprised of the following facilities:

i — Revolving Credit Facility

Telesat’s revolving credit facility (“Revolving Facility”) is a $200 million loan facility available in either U.S. dollar or Canadian dollar equivalent, maturing in December 2024. Loans under the Revolving Facility bear interest at a floating interest rate. For Canadian Prime Rate and Alternative Base Rate (“ABR”) loans, an applicable margin ranging from 0.75% to 1.25% is applied to the Prime Rate and ABR as these interest rates are defined in the senior credit facilities. For Bankers’ Acceptance (“BA”) Loans and Eurodollar Loans, an applicable margin ranging from 1.75% to 2.25% is applied to either the BA interest rate or LIBOR. The rates on the Revolving Facility vary depending upon the results of the first lien leverage ratio. Telesat’s Revolving Facility currently has an unused commitment fee that ranges from 25 to 37.5 basis points per annum, depending upon the result of the total leverage ratio. As of June 30, 2021, other than CAD 0.3 million in drawings related to letters of credit, there were no borrowings under this facility.

ii — Term Loan B — U.S. Facility

Telesat’s term loan B — U.S. facility (“U.S. TLB Facility”) is a $1,908.5 million facility maturing in December 2026. As of June 30, 2021, $1,552.8 million of this facility was outstanding, which represents the full amount available. The borrowings under Telesat’s U.S. TLB Facility bear interest at a floating rate of either: (i) LIBOR as periodically determined for interest rate periods selected by Telesat in accordance with the terms of the senior secured credit facilities plus an applicable margin of 2.75%; or (ii) Alternative Base Rate as determined in accordance with the terms of the senior secured credit facilities plus an applicable margin of 1.75%.

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

Senior Secured Notes

Telesat has senior secured notes, in the amount of $400.0 million, which bear interest at an annual rate of 4.875% and are due in June 2027 (the “4.875% Senior Secured Notes”). The 4.875% Senior Secured Notes indenture includes covenants or terms that restrict Telesat’s ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, investments or acquisitions, enter into certain transactions with affiliates, modify or cancel its satellite insurance, effect mergers with another entity, and redeem its 4.875% Senior Secured Notes, without penalty, before December 1, 2024, in each case subject to exceptions provided in the 4.875%  Senior Secured Notes indenture.

On April 27, 2021, Telesat issued senior secured notes in the amount of $500 million at an annual rate of 5.625%, which are due in December 2026 (the “5.625% Senior Secured Notes”). The 5.625% Senior Secured Notes indenture includes covenants and terms that restrict Telesat’s ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain other restricted payments, investments or acquisitions, enter into certain transactions with affiliates, modify or cancel its satellite insurance, effect mergers with another entity, and redeem the 5.625% Senior Secured Notes, without penalty, before December 6, 2022, in each case subject to exceptions provided in the 5.625% Senior Secured Notes indenture. Telesat incurred debt issuance costs of CAD 6.8 million in connection with the issuance of the 5.625% Senior Secured Notes.

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

Debt Service Cost

The interest expense on Telesat’s senior secured credit facilities, senior notes, senior secured notes and interest rate swaps, excluding the impact of the amortization of deferred financing costs, prepayment options and loss on repayment for the year ended December 31, 2021, is expected to be approximately CAD 162.1 million.

Derivatives

Telesat uses, from time to time, interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

As of June 30, 2021, Telesat had two outstanding interest rate swaps which hedge the interest rate risk associated with the variable interest rate on $900 million of U.S. denominated Term Loan B borrowings. These contracts, which mature in September 2021 and September 2022, are at fixed interest rates of 1.95% to 2.04%, respectively, excluding applicable margin. As of June 30, 2021, the fair value of the interest rate swaps was a liability of $8.6 million.

Telesat also has foreign currency embedded derivatives in its purchase contracts with suppliers and sales contracts with customers as a result of some of these contracts being denominated in a currency other than the functional currency of the substantial parties to the respective contract. The fair value of these foreign currency embedded derivatives as of June 30, 2021 was a net liability of $7.9 million.

Capital Expenditures

Telesat has entered into contracts for the development of Telesat Lightspeed constellation and other capital expenditures. The outstanding commitments associated with these contracts were approximately CAD 203.0 million as of June 30, 2021. These expenditures may be funded from some or all of the following: cash and short-term investments; cash flow from operating activities; cash flow from customer prepayments; or funds available under the revolving credit facility.

Statements of Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $8.4 million for the six months ended June 30, 2021, consisting primarily of a $8.0 million cash use attributable to net income adjusted for non-cash operating items, a $0.6 million decrease in pension and other post-retirement liabilities and a $0.4 million increase in other current assets, partially offset by a $0.5 million increase in other liabilities and a $0.1 million increase in accrued employment costs and other current liabilities.

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

Item 4. Disclosure Controls and Procedures

(a)	Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

We discuss certain legal proceedings pending against the Company in the notes to our financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 13 to our financial statements for this discussion.

Item 1A. Risk Factors

Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 and to the Risk Factors in our Proxy Statement dated June 30, 2021. Except as set forth below, there are no material changes to those risk factors.

The risk factor set forth below updates, and should be read together with, the aforementioned risk factors.

Telesat and the Government of Canada may be unable to agree on definitive documentation related to the Investments, and even if definitive documentation is executed, there is no guarantee that the Investments will be advantageous for Telesat or its subsidiaries.

A binding obligation with respect to the Investments will be created only upon completion of definitive documentation that will contain the terms set out in the Term Sheet in addition to such other representations, warranties, covenants, indemnities, defaults and other terms and conditions (including fees and expenses, increased costs, tax (including customary gross-up and indemnity provisions for any non-resident withholding tax) and other provisions) as Canada may reasonably require, which are usual and customary for transactions of this nature. Moreover, the Investments are in all respects subject to, among other things, ongoing due diligence, negotiation of satisfactory binding legal documentation and required governmental approvals. Consequently, due to the foregoing and other factors, some of which are outside of Telesat’s control, the parties may be unable to reach an agreement with respect to definitive documentation, or the terms of definitive documentation may differ from the terms and conditions described in the Term Sheet. Furthermore, there are conditions to the funding of the Investments and the satisfaction of those conditions is not entirely within Telesat’s control. The execution of definitive documentation related to the Investments will require agreement by Telesat and the GoC on various terms, some of which may not be contained in the Term Sheet and some of which may not be contemplated at this time. The definitive documentation with respect to the Investments will contain various affirmative and negative covenants, some of which may restrict Telesat’s ability to conduct its business and which Telesat and Telesat Corporation may find onerous.

The Term Sheet does not contain all of the material terms that would be required for such definitive documentation, and Telesat cannot be assured of the ultimate terms of such definitive documentation and whether they will be less favorable than the terms in the Term Sheet. While Telesat will attempt to negotiate definitive documentation for the Investments within the bounds of the Term Sheet, there is no guarantee it will be successful in doing so. Moreover, various of the terms of the Term Sheet will require further negotiation at a level of specificity beyond the Term Sheet. Telesat cannot be assured whether it will be successful in such negotiations or to what extent such negotiation may reflect a deviation of any term in the Term Sheet from how Telesat understood such term at the time it entered into the Term Sheet. Investors are encouraged to read the complete text of the Term Sheet, a copy of which is filed herewith as Exhibit 99.2.

The risks described in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our Proxy Statement dated June 30, 2021 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information

On January 5, 2021, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with Rule 5620(a) of the Nasdaq Listing Rules (the “Nasdaq Rules”) as a result of the Company not having held an annual meeting of stockholders within 12 months of the end of the Company’s fiscal year on December 31, 2019 (the “2020 Annual Meeting”). The Nasdaq notice is only a notification of deficiency, not of imminent delisting. The Nasdaq notice stated that, under the Nasdaq Rules, the Company had 45 calendar days to submit a plan to regain compliance with the Nasdaq Rules. On February 17, 2021, we submitted to Nasdaq our plan to regain compliance with the Nasdaq Rules by holding an annual meeting of stockholders for 2020. On April 20, 2021, the Company received a notice from the Listing Qualifications Department of Nasdaq that the Nasdaq staff had determined to grant the Company an extension to June 30, 2021 to regain compliance with Rule 5620(a) of the Nasdaq Rules. On June 17, 2021, the Company held its 2020 Annual Meeting and Nasdaq notified the Company that it had regained compliance with Rule 5620(a) of the Nasdaq Rules.

Item 6. Exhibits

The following exhibits are filed as part of this report:

2.1	—

Amendment No. 1 to Integration Agreement, dated as of June 24, 2021, by and among Telesat Canada, Telesat Corporation, Telesat Partnership LP, Telesat CanHoldco Corporation, Loral Space & Communications Inc., Lion Combination Sub Corporation, Public Sector Pension Investment Board, Red Isle Private Investments Inc. and certain funds managed by MHR Fund Management LLC (1)

2.2	—	Consent Letter Agreement, dated as of June 24, 2021, by and among Loral Space & Communications Inc., Public Sector Pension Investment Board and Telesat Canada (2)

3.1	—	Amendment No. 2 to Amended and Restated Bylaws of Loral Space & Communications dated April 22, 2021(3)

10.1	—

Restricted Share Unit Grant Agreement dated April 23, 2021 by and among Telesat Canada, Loral Space & Communications Inc., Public Sector Pension Investment Board, 4440480 Canada Inc. and Daniel Goldberg(3)*

10.2	—

Restricted Share Unit Grant Agreement dated April 23, 2021 by and among Telesat Canada, Loral Space & Communications Inc., Public Sector Pension Investment Board, 4440480 Canada Inc. and Andrew Browne(3)*

10.3	—

Restricted Share Unit Grant Agreement dated April 23, 2021 by and among Telesat Canada, Loral Space & Communications Inc., Public Sector Pension Investment Board, 4440480 Canada Inc. and Erwin Hudson(3)*

10.4	—

Restricted Share Unit Grant Agreement dated April 23, 2021 by and among Telesat Canada, Loral Space & Communications Inc., Public Sector Pension Investment Board, 4440480 Canada Inc. and Michael Schwartz(3)*

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

Indenture, dated April 27, 2021, with respect to Telesat Canada’s 5.625% Senior Secured Notes due 2026, among Telesat Canada and Telesat LLC, as co-issuers, the guarantors party thereto and The Bank of New York Mellon, as Trustee and as a Notes Collateral Agent and the other Notes Collateral Agents party thereto(4)

99.2	—

Summary of Terms and Conditions for Proposed Investment in Telesat Lightspeed LEO Project dated August 11, 2021 among Telesat LEO Inc., Telesat Canada, Telesat Corporation and Her Majesty in Right of Canada, as represented by the Minister of Industry(5)

101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	—	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 has been formatted in Inline XBRL.

(1)	Incorporated by reference from Annex S of the Registration Statement on Form F-4/A filed by Telesat Corporation and Telesat Partnership on June 24, 2021
(2)	Incorporated by reference from Annex U of the Registration Statement on Form F-4/A filed by Telesat Corporation and Telesat Partnership on June 24, 2021
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 26, 2021
(4)	Incorporated by reference from the Report of Foreign Issuer on Form 6-K filed by Telesat Canada on April 27, 2021
(5)	Incorporated by reference from the Report of Foreign Issuer on Form 6-K filed by Telesat Canada on August 12, 2021
*	Management contract or compensatory plan, contract or arrangement with directors or named executive officers

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

Date: August 13, 2021