Form 10-Q
period 2021-09-30
LORAL SPACE & COMMUNICATIONS INC.
filed 2021-11-09
CIK 1006269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, 21,427,078 shares of the registrant’s voting common stock and 9,505,673 shares of the registrant’s non-voting common stock were outstanding.

LORAL SPACE & COMMUNICATIONS INC.

INDEX TO QUARTERLY REPORT ON FORM 10-Q

For the quarterly period ended September 30, 2021

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements (Unaudited)	Page No.

Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	3

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2021 and September 30, 2020	4

Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended September 30, 2021 and September 30, 2020	5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020	6

Notes to Condensed Consolidated Financial Statements	7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 4: Disclosure Controls and Procedures	44

PART II — OTHER INFORMATION

Item 1: Legal Proceedings	45

Item 1A: Risk Factors	45

Item 6: Exhibits	46

Signatures	47

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$19,986	$31,631
Income tax refund receivable	1,299	1,228
Other current assets	1,194	1,232
Total current assets	22,479	34,091
Right-of-use asset	159	342
Investments in affiliates	241,499	192,664
Deferred tax assets	29,280	27,339
Other assets	31	33
Total assets	$293,448	$254,469

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accrued employment costs	$9,759	$2,839
Other current liabilities	2,534	2,002
Total current liabilities	12,293	4,841
Pension and other post-retirement liabilities	19,214	20,181
Other liabilities	20,667	19,914
Total liabilities	52,174	44,936
Commitments and contingencies
Shareholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized	—	—
Series A junior participating preferred stock, $0.01 par value,
50,000 shares authorized, no shares issued and outstanding	—	—
Series B preferred stock, $0.01 par value, 5 shares authorized,
5 issued and outstanding	—	—
Common Stock:
Voting common stock, $0.01 par value; 50,000,000 shares authorized,
21,581,572 issued	216	216
Non-voting common stock, $0.01 par value; 20,000,000 shares authorized
9,505,673 issued and outstanding	95	95
Paid-in capital	1,019,988	1,019,988
Treasury stock (at cost), 154,494 shares of voting common stock	(9,592)	(9,592)
Accumulated deficit	(702,203)	(729,202)
Accumulated other comprehensive loss	(67,230)	(71,972)
Total shareholders' equity	241,274	209,533
Total liabilities and shareholders' equity	$293,448	$254,469

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
General and administrative expenses	$(8,745)	$(1,725)	$(12,374)	$(5,174)
Recovery of affiliate doubtful receivable	—	5,854	—	5,854
Operating (loss) income	(8,745)	4,129	(12,374)	680
Interest and investment income	2	16	5	1,045
Interest expense	(8)	(9)	(19)	(20)
Other expense	(2,362)	(2,300)	(6,834)	(6,440)
(Loss) income before income taxes and equity in net (loss) income of affiliates	(11,113)	1,836	(19,222)	(4,735)
Income tax benefit (provision)	829	(309)	1,252	(956)
(Loss) income before equity in net (loss) income of affiliates	(10,284)	1,527	(17,970)	(5,691)
Equity in net (loss) income of affiliates	(14,924)	49,645	44,969	9,086
Net (loss) income	(25,208)	51,172	26,999	3,395
Other comprehensive income (loss), net of tax	8,343	(7,220)	4,742	6,891
Comprehensive (loss) income	$(16,865)	$43,952	$31,741	$10,286

Net (loss) income per share:
Basic	$(0.81)	$1.65	$0.87	$0.11
Diluted	$(0.81)	$1.64	$0.83	$0.11

Weighted average common shares outstanding:
Basic	30,933	30,933	30,933	30,933
Diluted	30,933	31,026	31,032	31,017

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock					Treasury Stock			Accumulated
	Voting		Non-Voting			Voting			Other
	Shares		Shares		Paid-In			Accumulated	Comprehensive	Shareholders'
	Issued	Amount	Issued	Amount	Capital	Shares	Amount	Deficit	Loss	Equity
Balance, January 1, 2020	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(605,766)	$(54,914)	$350,027
Net loss								(47,777)
Other comprehensive income									14,111
Comprehensive loss										(33,666)
Common dividend paid ($5.50 per share)								(170,130)		(170,130)
Balance, June 30, 2020	21,582	216	9,506	95	1,019,988	154	(9,592)	(823,673)	(40,803)	146,231
Net income								51,172
Other comprehensive loss									(7,220)
Comprehensive income										43,952
Balance, September 30, 2020	21,582	216	9,506	95	1,019,988	154	(9,592)	(772,501)	(48,023)	190,183
Net income								89,698
Other comprehensive loss									(23,949)
Comprehensive income										65,749
Common dividend paid ($1.50 per share)								(46,399)		(46,399)
Balance, December 31, 2020	21,582	216	9,506	95	1,019,988	154	(9,592)	(729,202)	(71,972)	209,533
Net income								52,207
Other comprehensive loss									(3,601)
Comprehensive income										48,606
Balance, June 30, 2021	21,582	216	9,506	95	1,019,988	154	(9,592)	(676,995)	(75,573)	258,139
Net loss								(25,208)
Other comprehensive income									8,343
Comprehensive loss										(16,865)
Balance, Sept 30, 2021	21,582	$216	9,506	$95	$1,019,988	154	$(9,592)	$(702,203)	$(67,230)	$241,274

See notes to condensed consolidated financial statements

LORAL SPACE & COMMUNICATIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities:
Net income	$26,999	$3,395
Adjustments to reconcile net income to net cash used in operating activities
Non-cash operating items (Note 2)	(46,042)	(14,231)
Changes in operating assets and liabilities:
Other current assets	38	6,010
Accrued employment costs and other current liabilities	7,645	(117)
Income tax refund receivable, net of payable	(72)	(945)
Pension and other post-retirement liabilities	(966)	(1,833)
Other liabilities	753	2,170
Net cash used in operating activities	(11,645)	(5,551)
Financing activities:
Dividend paid	—	(170,130)
Net cash used in financing activities	—	(170,130)
Cash, cash equivalents and restricted cash — period decrease	(11,645)	(175,681)
Cash, cash equivalents and restricted cash (Note 2) — beginning of year	31,935	259,371
Cash, cash equivalents and restricted cash (Note 2) — end of period	$20,290	$83,690

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

On August 23, 2021, at a reconvened special meeting of stockholders of the Company, Loral stockholders approved the Transaction and related proposals. In addition, on August 23, 2021, Loral was notified by the Committee on Foreign Investment in the United States (“CFIUS”) that CFIUS had concluded its review of the Transaction and had determined that there were no unresolved national security concerns.

As of the date hereof, consummation of the Closing remains subject to the satisfaction or waiver of certain conditions, including the issuance by the applicable Canadian securities regulator of a receipt for the Canadian prospectus in respect of the Transaction and the listing of the Class A common shares and Class B variable voting shares of Telesat Corporation on a U.S. securities exchange. Telesat has informed the parties to the Transaction Agreement that it expects to satisfy those conditions later this month. Accordingly, the parties currently expect that the two-day Closing provided for in the Transaction Agreement will occur on November 18, 2021 and November 19, 2021, subject to the satisfaction or waiver of all of the conditions to Closing, and Loral has announced that the election deadline for election by stockholders of the Transaction consideration is 5:00 p.m. New York City time on November 15, 2021.

Under the terms of the Transaction Agreement, each of Loral and PSP has the right to terminate the Transaction Agreement after the Outside Date (defined as the date that is twelve months following November 23, 2020 subject to certain extension rights as specified in the Transaction Agreement) if the Closing has not occurred by the proposed termination date. Because there can be no assurance that the Closing will occur when currently expected, the parties to the Transaction Agreement and the parties to the Voting Support Agreement, dated as of November 23, 2020, by and among Telesat, Loral, PSP and certain affiliates of MHR Fund Management LLC party thereto executed on November 3, 2021 a waiver, waiving, among other things, until December 23, 2021, their rights to terminate the Transaction Agreement as a result of the Closing not having occurred prior to the Outside Date. The foregoing description of the waiver is not complete and is qualified in its entirety by reference to the waiver, a copy of which is filed as Exhibit 10.1 to this Report.

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

Expenses related to the Transaction included in other expense in our statements of operations were $2.3 million and $2.2 million for the three months ended September 30, 2021 and 2020, respectively, and $6.6 million and $6.0 million for the nine months ended September 30, 2021 and 2020, respectively.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) and, in our opinion, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of the balance sheet dates presented and for the periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to SEC rules. We believe that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

The December 31, 2020 balance sheet has been derived from the audited consolidated financial statements at that date. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our latest Annual Report on Form 10-K filed with the SEC.

Investments in Affiliates

Our ownership interest in Telesat is accounted for using the equity method of accounting under U.S. GAAP. Telesat’s financial statements are prepared in accordance with international financial reporting standards (“IFRS”). To allow our reporting of our investment in Telesat under U.S. GAAP, Telesat provides us with a reconciliation of its financial statements from IFRS to U.S. GAAP. Income and losses of Telesat are recorded based on our economic interest. The contribution of Loral Skynet, a wholly owned subsidiary of Loral prior to its contribution to Telesat in 2007, was recorded by Loral at the historical book value of our retained interest combined with the gain recognized on the contribution. However, the contribution was recorded by Telesat at fair value. Accordingly, the amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income of Telesat. Our equity in net income or loss of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”) and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets. Non-refundable cash distributions received from Telesat in excess of our initial investment and our share of cumulative equity in comprehensive income of Telesat, net of cash distributions received in prior periods, are recorded as equity in net income of Telesat (“Excess Cash Distribution”) since we have no obligation to provide future financial support to Telesat. After receiving an Excess Cash Distribution, we do not record additional equity in net income of Telesat until our share of Telesat’s future net income exceeds the Excess Cash Distribution. Equity in losses of affiliates is not recognized after the carrying value of an investment, including advances and loans, has been reduced to zero, unless guarantees or other funding obligations exist. We had no guarantees or other funding obligations for our equity method investments as of September 30, 2021 and December 31, 2020. We use the nature of distribution approach to classify distributions from equity method investments on the statements of cash flows. The Company monitors its equity method investments for factors indicating other-than-temporary impairment. An impairment loss is recognized when there has been a loss in value of the affiliate that is other-than-temporary.

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

Cash, Cash Equivalents and Restricted Cash

As of September 30, 2021, the Company had $20.0 million of cash and cash equivalents. Cash and cash equivalents include liquid investments, primarily money market funds, with maturities of less than 90 days at the time of purchase. Management determines the appropriate classification of its investments at the time of purchase and at each balance sheet date.

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

As of September 30, 2021 and December 31, 2020, the Company had restricted cash of $0.3 million, representing the amount pledged as collateral to the issuer of a standby letter of credit (the “LC”). The LC, which expires in February 2022, has been provided as a guaranty to the lessor of our corporate offices.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheet to the condensed consolidated statement of cash flows (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$19,986	$31,631
Restricted cash included in other current assets	304	304
Cash, cash equivalents and restricted cash shown in the statement of cash flows	$20,290	$31,935

Concentration of Credit Risk

Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and receivables. Our cash and cash equivalents are maintained with high-credit-quality financial institutions. As of September 30, 2021 and December 31, 2020, our cash and cash equivalents were invested primarily in two liquid government AAA money market funds. Such funds are not insured by the Federal Deposit Insurance Corporation. The dispersion across funds reduces the exposure of a default at any one fund. As a result, management believes that its potential credit risks are minimal.

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

Assets and Liabilities Measured at Fair Value

The following table presents our assets and liabilities measured at fair value on a recurring and non-recurring basis (in thousands):

	September 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Money market funds	$18,170	$—	$—	$29,166	$—	$—
Other current assets:
Indemnification - Sale of SSL	—	—	598	—	—	598
Liabilities
Other liabilities:
Indemnification - Globalstar do Brasil S.A.	$—	$—	$145	$—	$—	$145

The carrying amount of money market funds approximates fair value as of each reporting date because of the short maturity of those instruments.

The Company did not have any non-financial assets or non-financial liabilities that were recognized or disclosed at fair value as of September 30, 2021 and December 31, 2020.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additional Cash Flow Information

The following represents non-cash activities and supplemental information to the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Non-cash operating items:
Equity in net income of affiliates	$(44,969)	$(9,086)
Deferred taxes	(2,175)	(253)
Depreciation	2	3
Right-of-use asset, net of lease liability	(10)	(4)
Recovery of affiliate doubtful receivable	—	(5,854)
Amortization of prior service credit and actuarial loss	1,110	963
Net non-cash operating items	$(46,042)	$(14,231)
Supplemental information:
Interest paid	$19	$20
Income tax refunds	$2	$178
Income tax payments	$242	$190

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, are as follows (in thousands):

		Equity in
	Pension and	Telesat-related	Accumulated
	Other	Other	Other
	Post-retirement	Comprehensive	Comprehensive
	Benefits	Loss	Loss
Balance, January 1, 2020	$(16,167)	$(38,747)	$(54,914)

Other comprehensive loss before reclassification	(3,852)	(14,232)	(18,084)
Amounts reclassified from accumulated other comprehensive loss	1,026	—	1,026
Net current-period other comprehensive loss	(2,826)	(14,232)	(17,058)
Balance, December 31, 2020	(18,993)	(52,979)	(71,972)

Other comprehensive income before reclassification	—	3,864	3,864
Amounts reclassified from accumulated other comprehensive loss	878	—	878
Net current-period other comprehensive income	878	3,864	4,742
Balance, September 30, 2021	$(18,115)	$(49,115)	$(67,230)

The components of other comprehensive income (loss) and related tax effects are as follows (in thousands):

	Three Months Ended September 30,
	2021				2020
	Before-Tax		Tax	Net-of-Tax	Before-Tax		Tax (Provision)	Net-of-Tax
	Amount		Provision	Amount	Amount		Benefit	Amount
Amortization of prior service credits
and net actuarial loss	$370	(a)	$(76)	$294	$321	(a)	$(68)	$253
Equity in Telesat-related other
comprehensive income (loss)	8,052		(3)	8,049	(7,477)		4	(7,473)
Other comprehensive income (loss)	$8,422		$(79)	$8,343	$(7,156)		$(64)	$(7,220)

	Nine Months Ended September 30,
	2021				2020
	Before-Tax		Tax	Net-of-Tax	Before-Tax		Tax	Net-of-Tax
	Amount		Provision	Amount	Amount		Provision	Amount
Amortization of prior service credits
and net actuarial loss	$1,110	(a)	$(232)	$878	$963	(a)	$(202)	$761
Equity in Telesat-related other
comprehensive income	3,866		(2)	3,864	6,132		(2)	6,130
Other comprehensive income	$4,976		$(234)	$4,742	$7,095		$(204)	$6,891

(a)	Reclassifications are included in other expense.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. Other Current Assets

Other current assets consists of (in thousands):

	September 30,	December 31,
	2021	2020
Restricted cash (see Note 2)	$304	$304
Indemnification receivable from SSL for pre-closing taxes (see Note 13)	598	598
Due from affiliates	17	88
Prepaid expenses	275	240
Other	—	2
	$1,194	$1,232

5. Investments in Affiliates

Investments in affiliates consist of (in thousands):

	September 30,	December 31,
	2021	2020
Telesat	$241,499	$192,664

Equity in net (loss) income of affiliates consists of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Telesat	$(14,924)	$49,645	$44,969	$9,086

Telesat

As of September 30, 2021 and December 31, 2020, we held a 62.6% economic interest and a 32.6% voting interest in Telesat. We use the equity method of accounting for our majority economic interest in Telesat because we own 32.6% of the voting stock and do not exercise control by other means to satisfy the U.S. GAAP requirement for treatment as a consolidated subsidiary. We have also concluded that Telesat is not a variable interest entity for which we are the primary beneficiary. Loral’s equity in net income or loss of Telesat is based on our proportionate share of Telesat’s results in accordance with U.S. GAAP and in U.S. dollars. Our proportionate share of Telesat’s net income or loss is based on our economic interest as our holdings consist of common stock and non-voting participating preferred shares that have all the rights of common stock with respect to dividends, return of capital and surplus distributions, but have no voting rights.

In addition to recording our share of equity in net income of Telesat, we also recorded our share of equity in other comprehensive income of Telesat of $3.9 million for the nine months ended September 30, 2021.

The ability of Telesat to pay dividends or certain other restricted payments in cash to Loral is governed by applicable covenants in Telesat’s debt and shareholder agreements. Telesat’s credit agreement governing its senior secured credit facilities limits, among other items, Telesat’s ability to incur debt and make dividend payments if the total leverage ratio (“Total Leverage Ratio”) is above 4.50:1.00, with certain exceptions. As of September 30, 2021, Telesat’s Total Leverage Ratio was 5.60:1.00. Telesat was permitted, however, to pay annual consulting fees of $5.0 million to Loral in cash under a consulting agreement which expired in October 2021 (see Note 14).

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

The following table presents summary financial data for Telesat in accordance with U.S. GAAP as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Balance Sheet Data:
Current assets	$1,304,567	$703,210
Total assets	4,501,504	3,943,875
Current liabilities	150,873	129,849
Long-term debt	2,979,716	2,483,256
Total liabilities	3,597,358	3,140,747
Shareholders’ equity	904,146	803,128

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Statement of Operations Data:
Revenues	$153,334	$152,081	$457,052	$460,407
Operating expenses	(33,099)	(32,325)	(115,594)	(101,106)
Depreciation and amortization	(43,410)	(44,888)	(131,977)	(133,336)
Other operating expense	(23)	(26)	(587)	(182)
Operating income	76,802	74,842	208,894	225,783
Interest expense	(40,501)	(37,715)	(111,517)	(115,947)
Foreign exchange (loss) gain	(55,138)	48,943	908	(74,387)
Gain (loss) on financial instruments	3,955	246	7,749	(11,643)
Other (loss) income	(88)	527	(1,164)	4,865
Income tax provision	(10,590)	(9,053)	(38,273)	(18,509)
Net (loss) income	$(25,560)	$77,790	$66,597	$10,162

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other

We own 56% of the ordinary membership interests of XTAR, a joint venture between us and Hisdesat Servicios Estrategicos, S.A. (“Hisdesat”) of Spain. Hisdesat owns the remaining 44% of the ordinary membership interests and all of XTAR’s Class A membership interests, which have liquidation priority over the ordinary membership interests. We account for our ownership interest in XTAR under the equity method of accounting because we do not control certain of its significant operating decisions. We have also concluded that XTAR is not a variable interest entity for which we are the primary beneficiary. As of September 30, 2021 and December 31, 2020, the carrying value of our investment in XTAR was zero. Beginning January 1, 2016, we discontinued providing for our allocated share of XTAR’s net losses as our investment was reduced to zero and we have no commitment to provide further financial support to XTAR.

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

As of September 30, 2021 and December 31, 2020, the Company also held an indirect ownership interest in GdM which currently serves as the exclusive service provider for Globalstar service in Mexico. The Company accounts for this ownership interest using the equity method of accounting. As of September 30, 2021 and December 31, 2020, the carrying value of this investment was zero. Loral has written-off its investment in this company and has no future funding requirements relating to this investment. Accordingly, there is no requirement for us to provide for our allocated share of GdM’s net losses. GdM is currently in the process of dissolution and liquidation in Mexico, and Loral believes that it will not have any liability associated with GdM upon completion of this process.

6. Other Current Liabilities

Other current liabilities consist of (in thousands):

	September 30,	December 31,
	2021	2020
Operating lease liability	$152	$345
Due to affiliate	106	98
Accrued professional fees	1,850	1,287
Pension and other post-retirement liabilities	83	82
Accrued liabilities	343	190
	$2,534	$2,002

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes

The following summarizes our income tax benefit (provision) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Current income tax provision	$(294)	$(262)	$(923)	$(1,209)
Deferred income tax benefit (provision)	1,123	(47)	2,175	253
Income tax benefit (provision)	$829	$(309)	$1,252	$(956)

For the nine month periods ended September 30, 2021 and 2020, our income tax benefit (provision) is computed by applying an expected effective annual tax rate against the pre-tax results for each period (after adjusting for certain tax items that are discrete to each period). For the three month periods ended September 30, 2021 and 2020, this amount is then reduced by the tax (provision) benefit recorded for the six months ended June 30, 2021 and 2020. The current income tax provision for each period includes our anticipated income tax liability related to GILTI from Telesat and our provision for UTPs. After utilizing our net operating loss (“NOL”) carryforwards and allowable tax credits, federal income tax on GILTI from Telesat was zero for each period. The deferred income tax benefit (provision) for each period includes the impact of equity in net (loss) income of affiliates from our condensed consolidated statement of operations and the periodic effect of our accounting for GILTI. For the three and nine months ended September 30, 2020, the Coronavirus Aid, Relief, and Economic Security Act, which was signed into law on March 27, 2020, provided a deferred income tax benefit of $2.2 million and $5.7 million, respectively. Since our deferred tax assets related to the investment in Telesat will be realized from the future recognition of GILTI, the federal portion of these deferred tax assets was valued at zero as of September 30, 2021 and December 31, 2020.

To the extent that profitability from operations is not sufficient to realize the benefit from our remaining net deferred tax assets, we would generate sufficient taxable income from the appreciated value of our Telesat investment, subject to the provisions of the Transaction Agreement, in order to prevent federal NOLs from expiring and realize the benefit of all remaining deferred tax assets.

The following summarizes amounts for UTPs included in our income tax benefit (provision) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Current provision for UTPs	$(257)	$(244)	$(753)	$(1,052)
Deferred benefit for UTPs	52	50	115	222
Tax provision for UTPs	$(205)	$(194)	$(638)	$(830)

As of September 30, 2021, we had unrecognized tax benefits relating to UTPs of $43 million. The Company recognizes interest and penalties related to income taxes in income tax expense on a quarterly basis. As of September 30, 2021, we have accrued no penalties and approximately $4.1 million for the potential payment of tax-related interest.

With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years prior to 2014. Earlier years related to certain foreign jurisdictions remain subject to examination. To the extent allowed by law, the tax authorities may have the right to examine prior periods where NOLs were generated and carried forward, and make adjustments up to the amount of the NOL carryforward. While we intend to contest any future tax assessments for uncertain tax positions, no assurance can be provided that we would ultimately prevail. In October 2021, the statute of limitations for assessment of additional tax expired with regard to certain UTPs, which is expected to result in a reduction to our unrecognized tax benefits of approximately $16.4 million. Pursuant to the purchase agreement for the sale of SSL, we are obligated to indemnify SSL for certain taxes related to periods prior to the closing of the transaction.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of September 30, 2021, if our positions are sustained by the taxing authorities, the Company’s income tax provision would be reduced by approximately $9.1 million. Other than as described above, we anticipate no other significant changes to our unrecognized tax benefits during the next twelve months.

8. Other Liabilities

Other liabilities consist of (in thousands):

	September 30,	December 31,
	2021	2020
Indemnification liabilities - other (see Note 13)	$145	$145
Liabilities for uncertain tax positions	20,522	19,769
	$20,667	$19,914

9. Stock-Based Compensation

Stock Plans

The Loral amended and restated 2005 stock incentive plan (the “Stock Incentive Plan”) which allowed for the grant of several forms of stock-based compensation awards including stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other stock-based awards, had a ten-year term and has expired. As of September 30, 2021 and 2020, outstanding and unconverted restricted stock units (“RSUs”) were 98,917 and 92,857, respectively, that are vested and do not expire.

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

10. Earnings Per Share

Telesat has awarded employee stock options, which, if exercised, would result in dilution of Loral’s economic ownership interest in Telesat from 62.6% to approximately 61.1%.

The following table presents the dilutive impact of Telesat stock options on Loral’s reported net income for the purpose of computing diluted earnings per share (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2021	2020
Net income — basic	$51,172	$26,999	$3,395
Less: Adjustment for dilutive effect of Telesat stock options	(257)	(1,129)	(46)
Net income — diluted	$50,915	$25,870	$3,349

Telesat stock options are excluded from the calculation of diluted loss per share for the three months ended September 30, 2021 as the effect would be antidilutive.

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Basic income per share is computed based upon the weighted average number of share of voting and non-voting common stock outstanding. The following is the computation of common shares outstanding for diluted earnings per share (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2021	2020
Weighted average common shares outstanding	30,933	30,933	30,933
Unconverted restricted stock units	93	99	84
Common shares outstanding for diluted earnings per share	31,026	31,032	31,017

For the three months ended September 30, 2021, the following unconverted restricted stock units are excluded from the calculation of diluted loss per share as the effect would have been antidilutive (in thousands):

Three Months Ended
September 30, 2021
Unconverted restricted stock units	99

11. Pensions and Other Employee Benefit Plans

The following tables provide the components of net periodic cost for our qualified retirement plan (the “Pension Benefits”) and health care and life insurance benefits for retired employees and dependents (the “Other Benefits”) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Service cost (1)	$176	$176	$—	$—
Interest cost (2)	377	441	3	4
Expected return on plan assets (2)	(684)	(663)	—	—
Amortization of net actuarial loss (gain) (2)	370	322	—	(1)
Net periodic cost	$239	$276	$3	$3

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Service cost (1)	$528	$528	$—	$—
Interest cost (2)	1,130	1,324	9	12
Expected return on plan assets (2)	(2,051)	(1,989)	—	—
Amortization of net actuarial loss (gain) (2)	1,110	966	—	(3)
Net periodic cost	$717	$829	$9	$9

(1)	Included in general and administrative expenses.
(2)	Included in other expense.

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

Derivatives and Hedging Transactions

There were no derivative instruments as of September 30, 2021 and December 31, 2020.

13. Commitments and Contingencies

Financial Matters

In connection with the Closing, the employment of each Loral employee will be terminated.  For the three months ended September 30, 2021, we charged approximately $7.2 million to general and administrative expenses, mainly for severance and related costs, and expect to make cash payments to the terminated employees at the Closing.

In 2012, we sold our former subsidiary, SSL, to MDA Communications Holdings, Inc., a subsidiary of Maxar Technologies Inc. (formerly known as MacDonald, Dettwiler and Associates Ltd.) (“MDA”). Under the terms of the purchase agreement, we are obligated to indemnify MDA and its affiliates from liabilities with respect to certain pre-closing taxes. Our condensed consolidated balance sheets include an indemnification refund receivable of $0.6 million as of September 30, 2021 and December 31, 2020. Certain tax assessments against SSL for 2007 to 2010 have been settled, resulting in our having received during the second and third quarters of 2019 refunds of prior indemnification payments totaling $1.8 million. The remaining receivable as of September 30, 2021 represents payments to date over the estimated fair value of the remaining liability for our indemnification of SSL pre-closing taxes where the final amounts have not yet been determined. Where appropriate, we intend vigorously to contest the underlying tax assessments, but there can be no assurance that we will be successful. Although no assurance can be provided, we do not believe that these tax-related matters will have a material adverse effect on our financial position or results of operations.

In connection with the sale in 2008 by Loral and certain of its subsidiaries and DASA Globalstar LLC to Globalstar Inc. of their respective interests in GdB, the Globalstar Brazilian service provider, Loral agreed to indemnify Globalstar Inc. and GdB for certain GdB pre-closing liabilities, primarily related to Brazilian taxes. Our condensed consolidated balance sheets include liabilities of $0.1 million as of September 30, 2021 and December 31, 2020 for indemnification liabilities relating to the sale of GdB.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Lease costs expensed for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Rent Expense	$160	$174	$494	$521

Lease payments for the nine months ended September 30, 2021 were $0.5 million. The remaining lease term as of September 30, 2021 is three months and we used a discount rate of 7.5% to compute the lease liability. The right-of-use asset is being amortized over the life of the lease.

The following is a reconciliation of the lease liability to future lease payments as of September 30, 2021 (in thousands):

Operating lease payments - (October 1, 2021 to December 31, 2021)	153
Less: Future interest	1
Operating lease liability	$152

Amounts recognized in Balance Sheet
Other current liabilities	$152

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

None of the Complaints were served on the SDNY Defendants. The Stein Complaint was voluntarily dismissed on July 8, 2021; the Morgan Complaint was voluntarily dismissed on August 3, 2021; the Coffman complaint was voluntarily dismissed on August 24, 2021; and the Marshall complaint was voluntarily dismissed on August 31, 2021.

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

Various funds affiliated with MHR and Dr. Rachesky held, as of September 30, 2021 and December 31, 2020, approximately 39.9% of the outstanding voting common stock and 58.4% of the combined outstanding voting and non-voting common stock of Loral.

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

LORAL SPACE & COMMUNICATIONS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the terms of the Transaction Agreement, each of Loral and PSP has the right to terminate the Transaction Agreement after the Outside Date (defined as the date that is twelve months following November 23, 2020 subject to certain extension rights as specified in the Transaction Agreement) if the Closing has not occurred by the proposed termination date. Because there can be no assurance that the Closing will occur when currently expected, the parties to the Transaction Agreement and the parties to the Voting Support Agreement, dated as of November 23, 2020, by and among Telesat, Loral, PSP and certain affiliates of MHR Fund Management LLC party thereto executed on November 3, 2021 a waiver, waiving, among other things, until December 23, 2021, their rights to terminate the Transaction Agreement as a result of the Closing not having occurred prior to the Outside Date. The foregoing description of the waiver is not complete and is qualified in its entirety by reference to the waiver, a copy of which is filed as Exhibit 10.1 to this Report.

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

Consulting Services Agreement. On October 31, 2007, Loral and Telesat entered into a consulting services agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, Loral provided to Telesat certain non-exclusive consulting services in relation to the business of Loral Skynet which was transferred to Telesat as part of the Telesat transaction as well as with respect to certain aspects of the satellite communications business of Telesat. The Consulting Agreement had an initial term of seven-years. Upon expiration of the initial term on October 31, 2014, the Consulting Agreement was automatically renewed for the additional seven-year term which expired on October 31, 2021. In exchange for Loral’s services under the Consulting Agreement, Telesat paid Loral an annual fee of $5.0 million, payable quarterly in arrears on the last day of March, June, September and December of each year during the term of the Consulting Agreement. Our general and administrative expenses are net of income related to the Consulting Agreement of $1.25 million for each of the three-month periods ended September 30, 2021 and 2020 and $3.8 million for each of the nine-month periods ended September 30, 2021 and 2020. For each of the nine-month periods ended September 30, 2021 and 2020, Loral received payments in cash from Telesat, net of withholding taxes, of $3.6 million for consulting fees.

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

Administrative Fee. Loral’s employees and retirees participate in certain welfare plans sponsored or managed by Telesat. Loral pays Telesat an annual administrative fee of $0.1 million and reimburses Telesat for the plan costs attributable to Loral participants. The amount due to Telesat as of September 30, 2021 and December 31, 2020 was $0.1 million.

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

Other

We own 56% of the ordinary membership interests of XTAR, a joint venture between Loral and Hisdesat and account for our investment in XTAR under the equity method of accounting. On July 1, 2020, Loral, XTAR and Hisdesat restructured their relationship (see Note 5). As part of the restructuring, XTAR and Loral terminated the Loral Management Agreement pursuant to which Loral provided general and specific services of a technical, financial and administrative nature to XTAR. For the services provided by Loral, XTAR, until December 31, 2013, was charged a quarterly management fee equal to 3.7% of XTAR’s quarterly gross revenues. Amounts due to Loral at the time of the restructuring, primarily due to the Loral Management Agreement, were $6.6 million and we had an allowance of $6.6 million against these receivables. On July 2, 2020, Loral received from XTAR $5.9 million in full and final settlement of the past due receivable outstanding of $6.6 million under the Loral Management Agreement. As of December 31, 2020, Loral had a receivable of $0.1 million from XTAR.

Consulting Agreement

On December 14, 2012, Loral entered into a consulting agreement with Michael B. Targoff, Vice Chairman of the Company and former Chief Executive Officer and President. Pursuant to this agreement, Mr. Targoff is engaged as a part-time consultant to the Board to assist the Board with respect to the oversight of strategic matters relating to Telesat and XTAR. Under the agreement, Mr. Targoff receives consulting fees of $120,000 per month and reimburses the Company for certain expenses. For each of the three and nine month periods ended September 30, 2021 and 2020, Mr. Targoff earned consulting fees of $360,000 and $1,080,000, respectively, and reimbursed Loral net expenses of $11,250 and $33,750, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements (the “financial statements”) included in Item 1 and our latest Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

INDEX

Topic	Location
Overview	Page 28
Consolidated Operating Results	Page 33
Liquidity and Capital Resources:	Page 39
Loral	Page 39
Telesat	Page 40
Statements of Cash` Flows	Page 43
Affiliate Matters	Page 43
Commitments and Contingencies	Page 43
Other Matters	Page 44

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

On August 23, 2021, at a reconvened special meeting of stockholders of the Company, Loral stockholders approved the Transaction and related proposals. In addition, on August 23, 2021, Loral was notified by the Committee on Foreign Investment in the United States (“CFIUS”) that CFIUS had concluded its review of the Transaction and had determined that there were no unresolved national security concerns.

As of the date hereof, consummation of the Closing remains subject to the satisfaction or waiver of certain conditions, including the issuance by the applicable Canadian securities regulator of a receipt for the Canadian prospectus in respect of the Transaction and the listing of the Class A common shares and Class B variable voting shares of Telesat Corporation on a U.S. securities exchange. Telesat has informed the parties to the Transaction Agreement that it expects to satisfy those conditions later this month. Accordingly, the parties currently expect that the two-day Closing provided for in the Transaction Agreement will occur on November 18, 2021 and November 19, 2021, subject to the satisfaction or waiver of all of the conditions to Closing, and Loral has announced that the election deadline for election by stockholders of the Transaction consideration is 5:00 p.m. New York City time on November 15, 2021.

Under the terms of the Transaction Agreement, each of Loral and PSP has the right to terminate the Transaction Agreement after the Outside Date (defined as the date that is twelve months following November 23, 2020 subject to certain extension rights as specified in the Transaction Agreement) if the Closing has not occurred by the proposed termination date. Because there can be no assurance that the Closing will occur when currently expected, the parties to the Transaction Agreement and the parties to the Voting Support Agreement, dated as of November 23, 2020, by and among Telesat, Loral, PSP and certain affiliates of MHR Fund Management LLC party thereto executed on November 3, 2021 a waiver, waiving, among other things, until December 23, 2021, their rights to terminate the Transaction Agreement as a result of the Closing not having occurred prior to the Outside Date. The foregoing description of the waiver is not complete and is qualified in its entirety by reference to the waiver, a copy of which is filed as Exhibit 10.1 to this Report.

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

Description of Business

Loral has one operating segment consisting of satellite-based communications services. Loral participates in satellite services operations primarily through its ownership interest in Telesat, a leading global satellite operator. Telesat provides its satellite and communication services from a fleet of geostationary satellites that occupy Canadian and other orbital locations. Telesat is also developing a planned global constellation of low earth orbit (“LEO”) satellites known as “Telesat Lightspeed.” Loral holds a 62.6% economic interest and a 32.6% voting interest in Telesat as of September 30, 2021.

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

As of September 30, 2021, Telesat provided satellite services to customers from its fleet of 15 geostationary satellites, as well as the Canadian payload on the ViaSat-1 satellite. Telesat also manages the operations of additional satellites for third parties. As of September 30, 2021, Telesat’s contracted backlog from its geostationary satellite business was approximately $1.8 billion.

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

Telesat continues to advance its Telesat Lightspeed plans:

Government Grant

In May 2019, Telesat entered into an agreement with the government of Canada pursuant to which the government of Canada will contribute up to CAD 85 million through July 31, 2023 to support the development of the Telesat Lightspeed constellation. In return for the grant, Telesat made a number of commitments to the government of Canada, including commitments to conduct over CAD 200 million of research and development activities in Canada as well as to expand Telesat’s Canadian workforce. As of September 30, 2021, Telesat claimed CAD 27.4 million against the government grant and incurred CAD 277.3 million in connection with this program.

During the nine months ended September 30, 2021, Telesat claimed CAD 10.4 million against the government grant and incurred CAD 142.6 million in connection with this program.

On August 9, 2021, Telesat and the Government of Ontario announced that they have partnered to bridge the digital divide in Ontario by leveraging Telesat’s planned advanced, state-of-the-art LEO satellite network, Telesat Lightspeed. Under this CAD 109 million, five-year partnership, a dedicated Telesat Lightspeed capacity pool will be made available at substantially reduced rates to Canadian Internet service providers (“ISPs”), including Indigenous owned and operated ISPs, as well as mobile network operators to expand high-speed Internet and LTE/5G networks to Ontario’s unserved and underserved communities. The transaction is subject to the entering into of a further, definitive agreement.

On August 12, 2021, Telesat announced that it expects to receive a $1.44 billion investment from the Government of Canada to support Telesat Lightspeed. Under the terms of the agreement, the Government of Canada would provide a loan of CAD 790 million and make a CAD 650 million preferred equity investment in Telesat Lightspeed. In return, Telesat will commit to make certain minimum capital and operating expenditures in Canada in connection with the program and, in addition, to create hundreds of Canadian high-quality, full-time jobs and co-ops and provide academic scholarships. With the investment from the Government of Canada and other financing sources already in place, Telesat now has arrangements for approximately $4 billion in funding for the program. These arrangements, including the Government of Canada investment, are subject to a number of conditions, including the entering into of further, definitive agreements.

Thales Alenia Space (“TAS”), Telesat’s proposed primary vendor for the Lightspeed program, has advised Telesat that global supply chain constraints on the availability of certain components required for the development and construction of Telesat’s Lightspeed constellation are likely to extend the expected construction timeline and delay entry into service of the Lightspeed constellation. Telesat is working with TAS to assess the impact of, and potential mitigants to, these supply chain issues. This development has delayed Telesat’s ability to finalize financing agreements with certain export credit agencies, which may also negatively impact the timeline.

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

Telesat’s operating results are subject to fluctuations as a result of exchange rate variations. For the nine months ended September 30, 2021, approximately 53.1% of Telesat’s revenues, 33.8% of its operating expenses, 100% of its interest expense and a significant portion of its capital expenditures were denominated in U.S. dollars. The most significant impact of variations in the exchange rate is on the U.S. dollar denominated indebtedness and cash and short-term investments. As of September 30, 2021, Telesat’s U.S. dollar denominated debt totaled $3.0 billion. As of September 30, 2021, a five percent increase (decrease) in the Canadian dollar against the U.S. dollar on financial assets and liabilities would have increased (decreased) Telesat’s net income by approximately $116.4 million. This analysis assumes all other variables, in particular interest rates, remain constant.

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

COVID-19

On March 11, 2020, the World Health Organization designated the COVID-19 coronavirus as a global pandemic. Various policies and initiatives have been implemented worldwide to reduce the global transmission of COVID-19, including the promotion of social distancing and the adoption of remote working policies. The COVID 19 pandemic has had a limited impact on our ability to operate our business.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act was signed into law, and on April 24, 2020, the Paycheck Protection Program and Healthcare Enhancement Act was signed into law (collectively, the “COVID-19 Acts”) The COVID-19 Acts provided substantial stimulus and assistance packages intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The COVID-19 Acts reduced our income tax provision for the three and nine months ended September 30, 2020 by approximately $2.2 million and $5.7 million, respectively. We continue to monitor any other effects that may result from the COVID-19 Acts.

Consolidated Operating Results

See Critical Accounting Matters in our latest Annual Report on Form 10-K filed with the SEC and Note 2 to the financial statements.

Changes in Critical Accounting Policies — There have been no changes in our critical accounting policies during the nine months ended September 30, 2021.

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

The following compares our consolidated results for the three months ended September 30, 2021 and 2020 as presented in our financial statements:

Operating (loss) income

	Three Months Ended
	September 30,
	2021	2020

	(In thousands)
General and administrative expenses	$(8,745)	$(1,725)
Recovery of affiliate doubtful receivable	—	5,854
Operating (loss) income	$(8,745)	$4,129

General and administrative expenses increased by $7.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2021, primarily due to a $7.2 million severance and related expense in connection with the termination of the employment of each Loral employee at Closing. For the three months ended September 30, 2020, we had operating income of $4.1 million primarily due to the receipt of $5.9 million from XTAR in full and final settlement of the past due receivable outstanding of $6.6 million under the Loral Management Agreement.

Other Expense

	Three Months Ended
	September 30,
	2021	2020

	(In thousands)
Other expense	$2,362	$2,300

For the three months ended September 30, 2021 and 2020, other expense primarily includes Transaction related expenses.

Income Tax Benefit (Provision)

	Three Months Ended
	September 30,
	2021	2020

	(In thousands)
Income tax benefit (provision)	$829	$(309)

For the three months ended September 30, our income tax provision is summarized as follows: (i) for 2021, we recorded a current provision of $0.3 million and a deferred tax benefit of $1.1 million, resulting in a net tax benefit of $0.8 million and (ii) for 2020, we recorded a current provision of $0.3 million and an insignificant deferred tax provision, resulting in a net tax provision of $0.3 million. Our deferred income tax provision for 2020 included a benefit of $2.2 million from the COVID-19 Acts.

Our income tax provision for each period is computed by applying an expected effective annual tax rate against the pre-tax results for the nine month periods ended September 30, 2021 and 2020 (after adjusting for certain tax items that are discrete to each period). This amount is then reduced by the tax benefit (provision) recorded for the six months ended June 30, 2021 and 2020. The current income tax provision for each period includes our anticipated income tax liability related to Global Intangible Low Taxed Income (“GILTI”) from Telesat and our provision for uncertain tax positions (“UTPs”). After utilizing our net operating loss (“NOL”) carryforwards and allowable tax credits, federal income tax on GILTI from Telesat was zero for each period. The deferred income tax benefit (provision) for each period includes the impact of equity in net (loss) income of affiliates from our condensed consolidated statement of operations and the periodic effect of our accounting for GILTI.  Since our deferred tax assets related to the investment in Telesat will be realized from the future recognition of GILTI, the federal portion of these deferred tax assets was valued at zero as of September 30, 2021 and December 31, 2020.

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

Equity in Net (Loss) Income of Affiliates

	Three Months Ended
	September 30,
	2021	2020

	(In thousands)
Telesat	$(14,924)	$49,645

As of September 30, 2021, we held a 62.6% economic interest and a 32.6% voting interest in Telesat. Loral’s equity in net (loss) income of Telesat is based on our proportionate share of Telesat’s results in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and in U.S. dollars. The amortization of Telesat fair value adjustments applicable to the Loral Skynet assets and liabilities acquired by Telesat in 2007 is proportionately eliminated in determining our share of the net income of Telesat. Our equity in net income of Telesat also reflects amortization of profits eliminated, to the extent of our economic interest in Telesat, on satellites we constructed for Telesat while we owned Space Systems/Loral, LLC (formerly known as Space Systems/Loral, Inc.) (“SSL”) and on Loral’s sale to Telesat in April 2011 of its portion of the payload on the ViaSat-1 satellite and related assets.

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars and U.S. dollars for the three months ended September 30, 2021 and 2020 follows (in thousands):

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	193,110	202,830	153,334	152,081
Operating expenses	(41,735)	(43,088)	(33,099)	(32,325)
Depreciation and amortization	(54,679)	(59,884)	(43,410)	(44,888)
Other operating expense	(30)	(34)	(23)	(26)
Operating income	96,666	99,824	76,802	74,842
Interest expense	(50,981)	(50,288)	(40,501)	(37,715)
Foreign exchange (loss) gain	(68,965)	66,909	(55,138)	48,943
Gain on financial instruments	4,970	419	3,955	246
Other (loss) income	(112)	678	(88)	527
Income tax provision	(13,356)	(12,140)	(10,590)	(9,053)
Net (loss) income	(31,778)	105,402	(25,560)	77,790
Average exchange rate for translating Canadian dollars to U.S. dollars ( 1 U.S. dollar equals)	1.2597	1.3345

Telesat’s revenue increased by $1.3 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 due primarily to an increase in enterprise revenue associated with short-term services provided to another satellite operator and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue, partially offset by a slight reduction in service for a North American DTH customer and lower consulting activities. The foreign exchange rate change increased Telesat’s revenue by $3.9 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Telesat’s operating expenses increased by $0.8 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily due to higher share-based compensation expense, higher consulting costs principally associated with a contract with the U.S. government, a higher provision for bad debt expense and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, partially offset by higher capitalized engineering costs and lower professional fees. The foreign exchange rate change increased Telesat’s operating expenses by $1.2 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

The following compares our consolidated results for the nine months ended September 30, 2021 and 2020 as presented in our financial statements:

Operating (loss) income

	Nine Months Ended
	September 30,
	2021	2020

	(In thousands)
General and administrative expenses	$(12,374)	$(5,174)
Recovery of affiliate doubtful receivable	—	5,854
Operating (loss) income	$(12,374)	$680

General and administrative expenses increased by $7.2 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to a $7.2 million severance and related expense in connection with the termination of the employment of each Loral employee at Closing. For the nine months ended September 30, 2020, we had operating income of $0.7 million primarily due to the receipt of $5.9 million from XTAR in full and final settlement of the past due receivable outstanding of $6.6 million under the Loral Management Agreement.

Interest and Investment Income

	Nine Months Ended
	September 30,
	2021	2020

	(In thousands)
Interest and investment income	$5	$1,045

Interest and investment income decreased by $1.0 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 due to the lower cash balance resulting primarily from payment of cash dividends of $170.1 million and $46.4 million in May 2020 and December 2020, respectively, and lower interest rates earned on the cash balance during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Other Expense

	Nine Months Ended
	September 30,
	2021	2020

	(In thousands)
Other expense	$6,834	$6,440

For the nine months ended September 30, 2021 and 2020, other expense primarily includes Transaction related expenses.

Income Tax Benefit (Provision)

	Nine Months Ended
	September 30,
	2021	2020

	(In thousands)
Income tax benefit (provision)	$1,252	$(956)

For the nine months ended September 30, our income tax benefit (provision) is summarized as follows: (i) for 2021, we recorded a current provision of $0.9 million and a deferred tax benefit of $2.2 million, resulting in a net tax benefit of $1.3 million and (ii) for 2020, we recorded a current provision of $1.2 million and a deferred tax benefit of $0.2 million, resulting in a net tax provision of $1.0 million.  Our deferred income tax benefit for 2020 included a benefit of $5.7 million from the COVID-19 Acts.

Our income tax benefit (provision) for each period is computed by applying an expected effective annual tax rate against the pre-tax results for the nine month periods ended September 30, 2021 and 2020 (after adjusting for certain tax items that are discrete to each period). The current income tax provision for each period includes our anticipated income tax liability related to GILTI from Telesat and our provision for UTPs. After utilizing our NOL carryforwards and allowable tax credits, federal income tax on GILTI from Telesat was zero for each period. The deferred income tax benefit for each period includes the impact of equity in net (loss) income of affiliates from our condensed consolidated statement of operations and the periodic effect of our accounting for GILTI. Since our deferred tax assets related to the investment in Telesat will be realized from the future recognition of GILTI, the federal portion of these deferred tax assets was valued at zero as of September 30, 2021 and December 31, 2020.

In October 2021, the statute of limitations for assessment of additional tax expired with regard to certain UTPs, which is expected to result in a reduction to our income tax provision for the fourth quarter of approximately $19.7 million.

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

Equity in Net Income of Affiliates

	Nine Months Ended
	September 30,
	2021	2020

	(In thousands)
Telesat	$44,969	$9,086

The following is a reconciliation of the changes in our investment in Telesat for the nine months ended September 30, 2021:

	Nine Months Ended
	September 30, 2021
	(In thousands)
Balance, January 1, 2021		$192,664
Components of equity in net income of Telesat:
Equity in net income of Telesat	$41,713
Eliminations of affiliate transactions and related amortization	3,256	44,969
Equity in Telesat-related other comprehensive income		3,866
Balance, September 30, 2021		$241,499

Summary financial information for Telesat in accordance with U.S. GAAP and in Canadian dollars and U.S. dollars as of September 30, 2021 and December 31, 2020 and for the nine months ended September 30, 2021 and 2020 follows (in thousands):

	September 30,	December 31,	September 30,	December 31,
	2021	2020	2021	2020

	(In Canadian dollars)		(In U.S. dollars)
Balance Sheet Data:
Current assets	1,654,493	894,835	1,304,567	703,210
Total assets	5,708,944	5,018,579	4,501,504	3,943,875
Current liabilities	191,342	165,233	150,873	129,849
Long-term debt	3,778,967	3,159,944	2,979,716	2,483,256
Total liabilities	4,562,279	3,996,600	3,597,358	3,140,747
Shareholders’ equity	1,146,665	1,021,979	904,146	803,128
Period end exchange rate for translating Canadian
dollars to U.S. dollars (1 U.S. dollar equals)	1.2680	1.2725

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(In Canadian dollars)		(In U.S. dollars)
Statement of Operations Data:
Revenues	573,005	620,890	457,052	460,407
Operating expenses	(144,920)	(136,347)	(115,594)	(101,106)
Depreciation and amortization	(165,460)	(179,812)	(131,977)	(133,336)
Other operating expense	(735)	(246)	(587)	(182)
Operating income	261,890	304,485	208,894	225,783
Interest expense	(139,809)	(156,363)	(111,517)	(115,947)
Foreign exchange gain (loss)	1,138	(100,315)	908	(74,387)
Gain (loss) on financial instruments	9,715	(15,701)	7,749	(11,643)
Other (loss) income	(1,460)	6,558	(1,164)	4,865
Income tax provision	(47,982)	(24,961)	(38,273)	(18,509)
Net income	83,492	13,703	66,597	10,162
Average exchange rate for translating Canadian dollars to U.S. dollars (1 U.S. dollar equals)	1.2542	1.3495

Telesat’s revenue decreased by $3.4 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 due primarily to decreases from the COVID-19 pandemic combined with the termination or reduction of service for certain other enterprise customers, a slight reduction in service for a North American DTH customer and lower consulting activities, partially offset by an increase in enterprise revenue associated with short-term services provided to another satellite operator and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated revenue. The foreign exchange rate change increased Telesat’s revenue by $15.1 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Telesat’s operating expenses increased by $14.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to higher share-based compensation expense, higher wages primarily associated with the hiring of additional employees to support the Telesat Lightspeed program, higher consulting costs principally associated with a contract with the U.S. government and the impact of the change in the U.S. dollar/Canadian dollar exchange rate on Canadian dollar denominated expenses, partially offset by higher capitalized engineering costs, reversal of a bad debt provision that was recorded during the nine months ended September 30, 2020 and lower professional fees. The foreign exchange rate change increased Telesat’s operating expenses by $5.4 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Backlog

Telesat’s backlog as of September 30, 2021 and December 31, 2020 was $1.8 billion and $2.1 billion, respectively.

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

Cash and Available Credit

At September 30, 2021, Loral had $20.0 million of cash and cash equivalents and no debt. The Company’s cash and cash equivalents as of September 30, 2021 decreased by $11.6 million from December 31, 2020 due primarily to corporate expenses of $4.7 million adjusted for changes in working capital and net of consulting fees from Telesat, payments of $6.3 million related to strategic initiatives and pension and other post-retirement funding of $0.6 million. A discussion of cash changes by activity is set forth in the sections “Net Cash Used in Operating Activities” and “Net Cash Used in Financing Activities.”

Loral did not have a credit facility as of September 30, 2021 and December 31, 2020.

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

Liquidity

We believe that our cash and cash equivalents will be sufficient to fund projected expenditures for the next 12 months or until the Closing of the Transaction, if sooner. We expect that our major cash outlays during the next 12 months will include general corporate expenses net of consulting fees from Telesat and costs associated with completing the Transaction, including employee severance costs and professional fees. Loral receives consulting fees from Telesat of $1.25 million per quarter under a consulting agreement which expired on October 31, 2021.

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

Telesat

Cash and Available Credit

As of September 30, 2021, Telesat had CAD 1.56 billion of cash and short-term investments as well as approximately $200 million of borrowing availability under its revolving credit facility.

Liquidity

A large portion of Telesat’s annual cash receipts are reasonably predictable because they are primarily derived from an existing backlog of long-term customer contracts and high contract renewal rates. Telesat believes its cash and short-term investments as of September 30, 2021, cash flows from operating activities, and drawings on the revolving credit facility under its senior secured credit facilities will be adequate to meet Telesat’s expected cash requirements for at least the next 12 months for activities in the normal course of business, including required interest and principal payments on debt and Telesat’s capital requirements. This includes the commitments Telesat has made to date for the Telesat Lightspeed program, but does not include the capital that would be required to complete construction of the constellation.

The construction of any satellite replacement or expansion program will require significant capital expenditures, and in particular Telesat currently estimates that its planned Telesat Lightspeed constellation will require a capital investment of approximately $5 billion for satellites, launch vehicles, insurance and related ground systems. Cash required for any future satellite programs may be funded from a range of sources including: cash and short-term investments; cash flow from operating activities; cash flow from customer prepayments; through borrowings on the revolving credit facility under Telesat’s senior secured credit facilities; vendor financing; equity investments, including through the issuance of public equity; export credit agency financing; additional secured or unsecured debt financing; proceeds received from repurposing U.S. C-band spectrum, and from government sources. In addition, Telesat may sell certain satellite assets and, in accordance with the terms and conditions of Telesat’s senior secured credit facilities, reinvest the proceeds in replacement satellites or pay down indebtedness under Telesat’s senior secured credit facilities. Telesat’s ability to access these sources of funding, however, is not guaranteed, and therefore, Telesat may not be able to fully fund additional replacement or new satellite programs.

Debt

Telesat’s debt as of September 30, 2021 and December 31, 2020 was as follows:

			September 30,	December 31,
	Maturity	Currency	2021	2020

			(In thousands)
Senior Secured Credit Facilities:
Revolving credit facility	December 2024	USD or CAD equivalent	$—	$—
Term Loan B - U.S. facility	December 2026	USD	1,552,815	1,552,815
6.5% Senior notes	October 2027	USD	550,000	550,000
5.625% Senior secured notes	December 2026	USD	500,000	—
4.875% Senior secured notes	June 2027	USD	400,000	400,000
			3,002,815	2,502,815
Deferred financing costs and prepayment options			(1,779)	1,824
Total debt under international financial reporting standards			3,001,036	2,504,639
U.S. GAAP adjustments			(21,320)	(21,383)
Total debt under U.S. GAAP			2,979,716	2,483,256
Current portion			—	—
Long term portion			$2,979,716	$2,483,256

As of September 30, 2021, Telesat was in compliance with the financial covenants of its senior secured credit facilities, the indenture governing its 4.875% Senior Secured Notes, the indenture governing its 5.625% Senior Secured Notes and the indenture governing its senior notes.

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

Telesat’s senior secured credit facilities are comprised of the following facilities:

i — Revolving Credit Facility

Telesat’s revolving credit facility (“Revolving Facility”) is a $200 million loan facility available in either U.S. dollar or Canadian dollar equivalent, maturing in December 2024. Loans under the Revolving Facility bear interest at a floating interest rate. For Canadian Prime Rate and Alternative Base Rate (“ABR”) loans, an applicable margin ranging from 0.75% to 1.25% is applied to the Prime Rate and ABR as these interest rates are defined in the senior credit facilities. For Bankers’ Acceptance (“BA”) Loans and Eurodollar Loans, an applicable margin ranging from 1.75% to 2.25% is applied to either the BA interest rate or LIBOR. The rates on the Revolving Facility vary depending upon the results of the first lien leverage ratio. Telesat’s Revolving Facility currently has an unused commitment fee that ranges from 25 to 37.5 basis points per annum, depending upon the result of the total leverage ratio. As of September 30, 2021, other than CAD 0.2 million in drawings related to letters of credit, there were no borrowings under this facility.

ii — Term Loan B — U.S. Facility

Telesat’s term loan B — U.S. facility (“U.S. TLB Facility”) is a $1,908.5 million facility maturing in December 2026. As of September 30, 2021, $1,552.8 million of this facility was outstanding, which represents the full amount available. The borrowings under Telesat’s U.S. TLB Facility bear interest at a floating rate of either: (i) LIBOR as periodically determined for interest rate periods selected by Telesat in accordance with the terms of the senior secured credit facilities plus an applicable margin of 2.75%; or (ii) Alternative Base Rate as determined in accordance with the terms of the senior secured credit facilities plus an applicable margin of 1.75%.

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

Debt Service Cost

The interest expense on Telesat’s senior secured credit facilities, senior notes, senior secured notes and interest rate swaps, excluding the impact of the amortization of deferred financing costs, prepayment options and loss on repayment for the year ended December 31, 2021, is expected to be approximately CAD 162.4 million.

Derivatives

Telesat uses, from time to time, interest rate and currency derivatives to manage its exposure to changes in interest rates and foreign exchange rates.

As of September 30, 2021, Telesat had one outstanding interest rate swap which hedges the interest rate risk on $450 million of U.S. denominated Term Loan B borrowings. The contract, which matures in September 2022, is at a fixed interest rate of 2.04%, excluding applicable margin. As of September 30, 2021, the fair value of the interest rate swap was a liability of $5.8 million.

Telesat also has foreign currency embedded derivatives in its purchase contracts with suppliers and sales contracts with customers as a result of some of these contracts being denominated in a currency other than the functional currency of the substantial parties to the respective contract. The fair value of these foreign currency embedded derivatives as of September 30, 2021 was a net liability of $6.7 million.

Capital Expenditures

Telesat has entered into contracts for the development of Telesat Lightspeed constellation and other capital expenditures. The outstanding commitments associated with these contracts were approximately CAD 181.3 million as of September 30, 2021. These expenditures may be funded from some or all of the following: cash and short-term investments; cash flow from operating activities; cash flow from customer prepayments; or funds available under the revolving credit facility.

Statements of Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $11.6 million for the nine months ended September 30, 2021, consisting primarily of a $19.0 million cash use attributable to net income adjusted for non-cash operating items and a $1.0 million decrease in pension and other post-retirement liabilities, partially offset by a $7.6 million increase in accrued employment costs and other current liabilities primarily due to the accrual of $7.2 million in severance and related costs payable to Loral employees upon termination of their employment at Closing and a $0.8 million increase in other liabilities.

Net cash used in operating activities was $5.6 million for the nine months ended September 30, 2020, consisting primarily of a $10.8 million cash use attributable to net income adjusted for non-cash operating items and a $0.9 million decrease in income taxes payable, net of refunds receivable, and a $1.8 million decrease in pension and other post-retirement liabilities, partially offset by a receipt of $5.9 million from XTAR for a past due receivable and a $2.2 million increase in other liabilities.

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

Item 4. Disclosure Controls and Procedures

(a)	Disclosure Controls and Procedures. Our president and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021, have concluded that our disclosure controls and procedures were effective and designed to ensure that information relating to Loral and its consolidated subsidiaries required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)	Internal control over financial reporting. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

We discuss certain legal proceedings pending against the Company in the notes to our financial statements and refer you to that discussion for important information concerning those legal proceedings, including the basis for such actions and relief sought. See Note 13 to our financial statements for this discussion.

Item 1A. Risk Factors

Our business and operations are subject to a significant number of risks. The most significant of these risks are summarized in, and the reader’s attention is directed to, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, the Risk Factors in our Proxy Statement dated June 30, 2021 and Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2021 and June 30, 2021.

The risks described in our Annual Report on Form 10-K, our Proxy Statement dated June 30, 2021 and our Quarterly Reports on Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

The following exhibits are filed as part of this report:

10.1	—

Waiver to Integration Agreement dated November 3, 2021 by and among Loral Space & Communications Inc., Telesat Canada, Telesat Corporation, Telesat Partnership LP, Telesat CanHold Corporation, Lion Combination Sub Corporation, Public Sector Pension Investment Board, Red Isle Private Investments Inc. and certain other persons affiliated with MHR Fund Management LLC whose names appear on the signature pages thereto.

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

Summary of Terms and Conditions for Proposed Investment in Telesat Lightspeed LEO Project dated August 11, 2021 among Telesat LEO Inc., Telesat Canada, Telesat Corporation and Her Majesty in Right of Canada, as represented by the Minister of Industry(1)

101.INS	—	Inline XBRL Instance Document
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	—	The cover page for the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.

(1)	Incorporated by reference from the Report of Foreign Issuer on Form 6-K filed by Telesat Canada on August 12, 2021

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

Date: November 9, 2021